Form 10QSB/A
period 1996-11-30
BEST COLLATERAL INC
filed 1997-01-15
CIK 849303

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                           Washington, D.C. 20549


FORM  10-QSB

(Mark One)

    [ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

         For the six month and quarterly period ended  November 30, 1996.

    [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____ to ____

            Commission file number 0-17879


BEST COLLATERAL, INC.
(Exact name of small business issuer as specified in its charter)


              COLORADO                                         84-1107903
       __________________________                           ______________
       (State or other jurisdiction                          (IRS Employer
        of incorporation or organization)                 Identification No.)


       2447 MISSION STREET, SAN FRANCISCO, CA                          94110
       (Address of principal executive offices)                      (Zip code)


(415)  550-6674
(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes _X_   No ___

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:       3,999,990 shares

Transitional Small Business Disclosure Format (check one):   Yes ____  No __X_

                                           BEST COLLATERAL, INC.
                                                FORM 10-QSB

                                                     INDEX

                                                                        Page

Part I.  Financial Information

              Item 1.  Financial Statements

Balance Sheets as of  November 30, 1996 and February 29, 1996             3

Statements of Operations for the three and nine months ended
November 30, 1996 and 1995                                                4

Statements of Cash Flow for the nine months ended November 30,
1996 and 1995                                                             5

Notes to Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 7

Part II.  Other Information

              Item 1.    Legal Proceedings                                11

              Item 2.    Changes in Securities                            11

              Item 3.    Default Upon Senior Securities                   11

              Item  4.   Submission of Matters to a Vote of
                         Securities Holders                               11

              Item 5.   Other Information                                 11

              Item 6.   Exhibits and Reports on Form 8-K                  12

                         Signature                                        12

Part I. Financial Information
Item 1. Financial Statements
BEST COLLATERAL, INC.
BALANCE SHEETS

                                                            Nov 30,     Feb 29,
                                                             1996        1996
                                                        (Unaudited)   (Audited)
                               Assets
   Cash                                               $    77,374   $    52,417
   Pawn service charges receivable                        294,148       205,377
   Pawn loans                                           2,079,474     1,246,133
   Layaway sales receivable, net                          255,537       155,241
   Inventory                                              965,332       672,791
   Prepaid expenses                                        54,438        51,456
                                                        ---------     ---------
           Total current assets                         3,726,303     2,383,415

Property and equipment, net                               452,361       472,381
Other assets                                               18,238        24,388
                                                        ---------     ---------
                                                      $ 4,196,902   $ 2,880,184
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued expenses        $    95,833   $   129,841
   Income tax payable                                     177,037        12,444
   Accrued interest                                       162,318       182,371
   Bank line of credit                                  2,068,853       796,905
   Loans from shareholders                                349,434       349,434
   Loans from directors                                    52,607        34,677
   Deferred taxes                                          56,838        56,838
   Bank term loans - current portion                        ----        115,000
                                                        ---------     ---------
           Total current liabilities                    2,962,920     1,677,510

Convertible notes payable to employee                     252,500       252,500
Convertible notes payable to others                       175,000       175,000
Deferred taxes - noncurrent                                13,109        13,109
Bank term loans - noncurrent portion                        ----        295,416
							---------     ---------
           Total liabilities                            3,403,529     2,413,535

Excess of fair value of net assets acquired
over cost, net                                             64,387         ----

Stockholders' equity:
   Preferred stock, no par value, 1,000,000 shares
      authorized; none issued                              ----           ----
   Common stock, $.10 par value, 50,000,000 shares authorized;
      3,999,990 shares issued and outstanding             399,999       399,999
   Additional paid-in capital                            (321,180)     (321,180)
   Retained earnings                                      650,167       387,830

           Total stockholders' equity                     728,986       466,649
                                                       ----------     ---------
                                                       $4,196,902    $2,880,184
                                                       ==========     =========

The accompanying notes are an integral part of these financial statements

Part I. Financial Information
Item 1. Financial Statements
BEST COLLATERAL, INC.
STATEMENTS OF OPERATIONS
For the three and nine months ended November 30, 1996 and 1995
(Unaudited)

                                           Three Months Ended               Nine Months Ended
                                             November 30,                       November 30,
                                            1996        1995                  1996          1995
Revenues:
   Sales                                $  822,591   $  493,912           $ 2,156,918    $ 1,429,500
   Pawn service charges                    325,748      206,241               903,204        601,287

           Total revenues                1,148,339      700,153             3,060,122      2,030,787

Cost of sales                             (350,520)    (225,068)             (955,876)      (629,845)
                                          ---------    --------             ---------      ---------
           Gross profit                    797,819      475,085             2,104,246      1,400,942

Selling, general and
   administrative expenses:
   Store operating expenses               (382,701)    (306,982)           (1,067,450)      (852,145)
   Administrative expenses                (122,872)    (120,495)             (344,015)      (339,729)

           Operating income                292,246       47,608               692,781        209,068

Other income (expense):
   Rental income                            22,221       16,359                64,767         46,215
   Interest expense                        (74,296)     (51,183)             (218,170)      (145,941)
   Depreciation                            (35,850)     (21,950)             (100,300)       (55,370)
   Amortization of excess of
        fair value of net assets
        acquired over cost                  32,193        ----                 64,387         ----
   Other expenses                          (23,162)      (7,903)              (66,235)       (23,248)

           Income before income
           taxes                           213,352      (17,069)              437,230         30,724

Income tax provision                       (85,343)       6,800              (174,893)       (12,300)
                                          --------      -------              --------        -------
           Net income                     $128,009   $  (10,269)            $ 262,337     $   18,424
                                          ========      ========             ========        =======
Income per share of
        common stock                      $   0.03   $    (0.00)          $      0.07     $     0.00
                                          ========    ==========               ======         ======

                The accompanying notes are an integral part of these financial statements

Part I. Financial Information
Item 1. Financial Statements
BEST COLLATERAL, INC.
STATEMENTS OF CASH FLOWS
For the nine months ended November 30, 1996 and 1995

                                                                         1996            1995
Cash flows from operating activities:
   Net income                                                       $   262,337    $    18,424
                                                                       --------        -------
  Adjustments to reconcile net income to net cash provided
  by (used in) operations:
       Depreciation and amortization                                     38,462         55,369
       Change in assets and liabilities:
          Pawn service charges receivable                               (35,782)       (23,511)
          Layaway sales receivable                                     (100,296)       (16,579)
          Inventory                                                      34,546         (6,972)
          Prepaid expenses and other assets                                 618          5,098
          Accounts payable and accrued expenses                         (54,061)         7,890
          Income taxes payable                                          164,593         13,371

       Total adjustments                                                 48,080         34,666
                                                                        -------        -------
       Net cash provided by operating activities                        310,417	        53,090

Cash flows from investing activities:
  Loans made, including loans renewed                                (4,529,288)    (2,796,567)
  Loans repaid, including loans renewed                               3,556,128      2,274,574
  Inventory acquired through defaulted pawn loans                       513,518        334,097
  Capital expenditures                                                  (80,280)      (312,155)
  Acquisition of pawn shop assets                                      (625,000)        ----
                                                                      ---------      ---------
       Net cash used in investing activities                         (1,164,922)      (500,051)

Cash flows from financing activities:
  Borrowings under bank lines of credit                               1,978,308        959,431
  Repayments of bank line of credit borrowings                         (706,360)      (615,026)
  Repayments of bank debt                                              (410,416)       (86,249)
  Borrowings under loans payable to officer and directors               105,879         24,096
  Repayments under loans payable to officer and directors               (87,949)        ----
  Proceeds from issuance of convertible debt                             ----          150,000
                                                                        -------        -------
       Net cash provided by financing activities                        879,462	       432,252

       Net increase (decrease) in cash                                   24,957        (14,709)
Cash at beginning of period                                              52,417         44,097
Cash at end of period                                               $    77,374       $ 29,388
                                                                        =======        =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                     $   228,993       $ 82,655
       Income taxes                                                 $    10,150	      $  ----

The accompanying notes are an integral part of these financial statements

Part I. Financial Information
Item 1. Financial Statements
Best Collateral, Inc.
Notes to Financial Statements
November 30, 1996
(unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete fiscal year financial statements. In the opinion of management, all normal adjustments, including normal recurring accruals, considered necessary for a fair presentation of the results for such interim periods have been included. The results of operations for the periods ended November 30, 1996 and 1995 may not necessarily be indicative of the operating results for the full year.

Note 2:  Acquisitions

During the nine month period ended November 30, 1996, the Company purchased the assets of a pawnshop. The acquisition has been accounted for as a purchase, and the assets and operations of the acquired store have been included in the accompanying unaudited financial statements subsequent to the date of acquisition.

Note 3:  Reclasifications

Certain items in previously reported financial statements have been reclassified to conform to the presentation used in this Form 10-QSB. There has been no change to previously reported net income or retained earnings.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Best Collateral, Inc.
Management's Discussion and Analysis


PROSPECTIVE INFORMATION

None



RESULTS OF OPERATIONS

The following discussion reflects the results of operations during the three and nine month periods ended November 30, 1996 (the "Fiscal 1997 Periods") as compared to the results of operations for the three and nine month periods ended November 30, 1995 (the "Fiscal 1996 Periods"). The discussion should be read in conjunction with the financial statements and related notes.


General

On May 1, 1996, the Company acquired all of the assets of a pawnshop located in San Francisco. The assets acquired included outstanding loans, equipment, trade fixtures, leasehold improvements, contract rights, transferable licenses, goodwill, trade name, supplies and inventory. The purchase price of $625,000 was financed through a $700,000 increase in the Company's primary bank line of credit.

The effect on the Company's balance sheet was the addition of assets comprised of pawn loans of $373,699, pawn service charges of $52,989 and inventory of $327,087. The fair market value of the acquired assets exceeded the purchase price by $128,775 and the Company recorded a deferred credit of that amount. This deferred credit is being amortized into the income statement over a period of twelve months.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Sales

The 66.6% and 50.9% increase in sales for the Fiscal 1997 Periods is a result of 49.7% and 20.0% increase in sales for stores operated in the Fiscal 1996 Periods ("Comparable Stores") and a 10.3% and 11.1% contribution by stores acquired or opened subsequent to the Fiscal 1996 Periods ("New Stores"). For the nine months ended November 30, 1996, sales included a 9.5% contribution from the melting of excess precious metal obtained in the May acquisition.

While income from melting excess precious metal is an aspect of the Company's on-going operations, the amount of revenue derived during the nine month period ended November 30, 1996 is unusually high and should not be counted on in future periods. For Comparable Stores, sales increases are directly attributable to increased customer traffic and a wider selection of higher quality jewelry stemming from the May 1996 acquisition. Management believes these positive impacts have leveled off and expects to realize additional growth in its retail sales by continuing to identify and implement new marketing programs to attract a more diverse clientele. Continued contributions from New Stores will be dependent on the Company's ability to identify, obtain financing, complete the acquisition or opening of, and successfully operate additional stores.


Gross Profit

While gross profits from merchandise sales improved by $203,227 (75.6%) and $401,387 (50.2%) in the Fiscal 1997 Periods, the gross profit percentage (as a percentage of merchandise sales) was 57.4% and 55.7% in Fiscal 1997 Periods compared to 54.5% and 56.0% in the Fiscal 1996 Periods. Comparable Stores gross profits increased by $152,841 (56.9%) and $172,252 (21.6%) while their gross profit percentage was 57.1% and 56.7% in the Fiscal 1997 Periods compared to 54.2% and 56.7% in the Fiscal 1996 Periods. New Stores contributed gross profits of $50,386 and $138,711 at a gross profit percentage of 60.2% and 58.6%. For the nine months ended November 30, 1996, the Company realized gross profits of $90,424 from the melting of excess inventory.

For the nine month period ended November 30, 1996, aggregate inventory turnover improved to 1.53 compared to 1.18 for the nine months ended November 30, 1995. Management believes that the balance desired between inventory turnover/ discounting and higher profits on merchandise sales was attained and believes its gross profit percentage for the nine months ended November 30, 1996 is indicative of what the Company should expect in the future.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Pawn Service Charges

The 58.0% and 50.3% increase in revenue from pawn service charges in the Fiscal 1997 Periods is a result of a 47.5% and 38.2% increase in Comparable Stores pawn service charges revenue and a contribution of 6.8% and 8.1% from New Stores.

Pawn loans outstanding increased by $150,787 (7.9%) and $833,341 (66.9%) during the Fiscal 1997 Periods. Comparable Store pawn loans outstanding grew by $116,643 (9.4%) and 339,101 (17.3%) and New Stores grew by $34,144 (22.3%) and
$120,541 (180.3%). The loans obtained in the May acquisition added $373,699 during the nine month period ended November 30, 1996. The average annual yield on pawn loans decreased to 69.8% for the nine month period ended November 30, 1996 compared to 77.2% for the nine month period ended November 30,1995.
The average annual yield for Comparable Stores was 68.9% in the nine month period ended November 30, 1996 while New Stores had an 88.2% average annual yield.

The decline in the Company's average annual yield is attributable to an increase in its average loan outstanding. This is a result of the higher average loan amounts obtained in the May acquisition and a concerted effort by the Company to increase its market share of higher value pawn loans. As California law prescribes, the effective loan yield decreases as the loan amount increases. While the lending on higher value collateral has resulted in a net decrease in the rate of return on the Company's loan portfolio, it has been a contributing factor in the continued growth in the loan portfolio and will provide the Company with a wider offering of highly marketable jewelry inventory.

The average annual yield from new stores will tend to be greater than Comparable Stores as the initial loans made tend to be for those customers who require lower loan amounts. As the store becomes more established and recognized in the community, customers with higher valued collateral initiate loan transactions. This tendency results in an initial higher rate of return which will decline as loans of greater value comprise a larger part of the pawn loans outstanding. The Company believes it is prudent to balance a high rate of return in its lending business with the desire to obtain higher quality merchandise for retail. This practice allows the Company to maximize its revenue per employee and profit potential.


Operating Expenses

Store operating expenses, as a percent of total revenues (net of the income from the sale of melted precious metals in Fiscal 1997), were 33.4% and 37.4% in the Fiscal 1997 Periods compared to 43.9% and 42.0% in the Fiscal 1996 Periods. Comparable Stores decreased to 30.9% and 33.6% in the Fiscal 1997 while New Stores operating expenses were approximately 57.6% and 69.1% during the same period.

The decrease in the Comparable Stores operating expense percentage is a result of the continued increases in the stores' outstanding loan portfolio and gross profit from retail sales with minimal additional personnel costs. The Company expects that Comparable Stores operating expenses, as a percent of total revenues, will decline somewhat further as the growth in their loan portfolio continues. The operating expense percentage for New Stores should decline to levels approximating the Comparable Stores percentage as their operations mature and revenues increase.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Corporate administrative expenses, as a percent of total revenues (net of the income from the sale of melted precious metals in Fiscal 1997), decreased to approximately 10.7% and 12.1% in the Fiscal 1997 Periods compared to 17.2% and 16.8% in the Fiscal 1996 Periods. There were no significant changes in the expenses during the Fiscal 1997 Periods compared to the Fiscal 1996 Periods.


Liquidity and Capital Resources


During the nine months ended November 30, 1996, the Company invested $625,000 on the acquisition of the assets of a pawnshop and $80,280 for additions to its fixed assets. Operational growth in those nine months required $57,478 in additional working capital. The acquisition was funded through a $700,000 increase in the Company's primary line of credit with operational growth funded through cash available at February 29, 1996, net cash provided by operations, loans from an employee and directors and bank borrowings.

On September 9, 1996, the Company entered into a three million dollar ($3,000,000) revolving line of credit arrangement with Bank of America, NA. This new line of credit was used to consolidate all of the Company's existing lines of credit and bank term loans and provide additional working capital. Borrowings under this line of credit bear interest at the Bank's Reference Rate (8.25% at November 30, 1996) plus 1.0%. Interest is payable monthly and all borrowings and accrued interest are due August 1, 1997.

During the nine months ended November 30, 1995, the Company invested $312,155 for additions to its fixed assets while working capital declined by $186,972. The decline in the working capital was primarily due to the use of the lines of credit to fund a portion of the fixed asset additions. Operations during this period were funded through cash available at February 28, 1995, bank borrowings and the placement of $150,000 of convertible debentures.

For continuing operations, the Company's liquidity is greatly affected by the amount of pawn loans outstanding. As it is a Company strategy to increase its average loan portfolio within each store, the Company will continue to be prudently aggressive in its loan policy and seek out opportunities to make loans on collateral with greater value. The Company plans to manage growth in its inventory levels such that it will not adversely impact availability of funds for loan growth.

Part I.  Financial Information
Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations


It is also the Company's strategy to expand its operations through acquisitions of existing or establishing new, start-up pawnshops. To this end, the Company continues to discuss its financing requirements with institutional lenders and private individuals. The Company believes that this type of financing will be the manner in which it funds its next several acquisitions or start-ups. It is expected that any such financing will be entered into on a case by case basis. The Company expects any funding of this nature to be adequate to allow for build out costs and pawn loan growth in the acquired or start-up store. If adequate funding for acquiring or establishing additional pawnshops is not available, the Company will have to further consider the effect of any potential expansion on its liquidity.

The Company believes its cash flow from operations and cash available under its line of credit will adequately cover its cash needs for operations during fiscal 1997.



Part II.  Other information


Item 1. Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising from its normal business operations, none of which is expected, individually or in the aggregate, to have a material adverse effect on the
 Company.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Securities Holders

        None

Item 5. Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

          (a)    Exhibits

                   10. Material Contracts

		NONE

           (b)    Reports on Form 8-K

                        No reports on Form 8-K have been filed during the quarter for which this report is filed.




SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   						     Best Collateral, Inc.
                                       						         (Registrant)


	Date   December 26, 1996           				s/    Robert E. Verhoeff

                                     						  Robert E. Verhoeff
                                                Vice President and
                                   					  Chief Financial Officer


12