Form 10KSB40
period 1997-02-28
BEST COLLATERAL INC
filed 1997-05-30
CIK 849303

                     U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                                Washington, D.C. 20549

                                     FORM  10-KSB

(Mark One)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For fiscal year ended  February 28, 1997.

    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____ to ____

COMMISSION FILE NUMBER: 0-17879

                                BEST COLLATERAL, INC.
                    (Name of small business issuer in its charter)

            COLORADO                                    84-1107903
  (State or other jurisdiction                        (IRS Employer
of incorporation or organization)                   Identification No.)

 2447 MISSION STREET, SAN FRANCISCO, CA                   94110
(Address of principal executive offices)                (Zip code)

                    (Issuer's telephone number):  (415)  550-6674

            Securities registered under Section 12(b) of the Exchange Act:
                                         NONE

            Securities registered under Section 12(g) of the Exchange Act:
                             $.10 Par Value Common Stock
                             ---------------------------
                                   (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]   No [   ]

     Check if there is no disclosure of delinquent filiers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [ X ]

     State issuer's revenues for its most recent fiscal year:  $3,999,802

     State the aggregate market value of the voting stock held by non-affiliates
of the registrant:   There is no established public trading market for the
registrant's Common Stock.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,999,990 shares

     Documents incorporated by reference: Definitive proxy statement to be filed on or before June 27, 1997, containing information required in Part III of this Form 10-KSB.

                                BEST COLLATERAL, INC.
                             YEAR ENDED FEBRUARY 28, 1997
                                 INDEX TO FORM 10-KSB

                                        PART I

Item                                                                       Page
 No.                                                                        No.
----                                                                       ----

  1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
  2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .        7
  3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .        8
  4.  Submission of Matters to a Vote of Security Holders  . . . . .        8

                                       PART II

  5.  Market for Common Equity and Related Stockholder
          Matters  . . . . . . . . . . . . . . . . . . . . . . . . .        8
  6.  Management's Discussion and Analysis and Plan of
          Operation  . . . . . . . . . . . . . . . . . . . . . . . .        9
  7.  Financial Statements   . . . . . . . . . . . . . . . . . . . . .     12
  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  . . . . . . . . . . . .     12

                                       PART III

  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(A) of the
          Exchange Act  .. . . . . . . . . . . . . . . . . . . . . . .     13
 10.  Executive Compensation  .. . . . . . . . . . . . . . . . . . . .     13
 11.  Security Ownership of Certain Beneficial Owners
           and Management  . . . . . . . . . . . . . . . . . . . . . .     13
 12.  Certain Relationships and Related Transactions  .. . . . . . . .     13

                                       PART IV

 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .     13

                                      SIGNATURES

                                        PART I

Item 1.  Business

GENERAL

    The Company is a specialty financial and retail services business engaged in owning and operating collateralized lending and previously-owned merchandise retail outlets, also known as pawnshops. Pawnshops function as convenient sources of consumer loans and as value-oriented retailers primarily of previously-owned merchandise. A major growth strategy of the Company involves the acquisition of existing pawnshops as well as establishing new locations. Since March 1, 1993, the Company has acquired five pawnshops, two of which were consolidated with an existing location, and has established two new outlets. As of February 28, 1997, the Company owns and operates seven pawnshops located in California. The Company's principal executive offices are located at 2447 Mission Street, San Francisco, California 94110 and its telephone number is
(415) 550-6674.

    Through its lending operation, the Company makes relatively small, non-recourse loans secured by pledges of tangible personal property. The Company contracts for a pawn service charge, also referred to as an interest charge, to compensate it for each loan transaction. Maximum pawn service charges, which vary by loan amount, are regulated by the California Financial Code and consist of a fixed initial charge for one to ninety days of the loan period, with an additional charge for each subsequent month or portion thereof. On an annualized basis, the effective interest rate currently ranges from 1,800% on a $1 loan to 21.7% on a $2,499 loan.

    Pledged property is held through the term of the loan, which, in California is four months with a ten day grace period unless otherwise earlier repaid or renewed. In excess of 80% of the loans made by the Company are paid in full with accrued service charges or are renewed after payment of the accrued service charges. In the event that the borrower does not pay the loan in full or renew the loan by the end of the ten day grace period, all borrower's right, title and interest in the pledged property is forfeited and vests in the Company. The forfeited, or unredeemed, property then becomes inventory available for sale in the retail operations of the pawnshop.


LENDING OPERATION

    The Company is engaged in the business of lending money on the security of pledged tangible personal property consisting primarily of jewelry. The Company also makes loans on tools, televisions and VCR's, stereophonic equipment, musical instruments and equipment, firearms and other miscellaneous items. The pledged property is intended to provide security to the Company for the repayment of the loan.

    As pawn loans are made without the borrower's personal liability, no element of credit investigation or evaluation is involved. Instead, the Company relies on its evaluation of the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The Company contracts for a pawn service charge to compensate it for the making of a loan. For the fiscal year ended February 28, 1997, pawn service charges accounted for approximately 31.3% of the Company's total revenues and 44.9% of its "net revenues", defined as total revenues less the cost of merchandise sold. The Company's procedure for making a loan is as follows:

    DETERMINATION OF COLLATERAL VALUE: The amount which the Company is willing to finance is typically based on a percentage of the pledged personal property's estimated resale value. The sources for the Company's determination of the estimated resale value are numerous and include catalogues, blue books, newspapers, direct mail advertisements and previously made similar pawn loan transactions. The Company utilizes several different types of electronic and manual equipment to verify authenticity and value of gold and precious stones. These sources, together with the employees' experience in selling similar items of merchandise within a pawnshop, influence the determination of the estimated resale value of such items. The Company does not utilize a standard or mandated percentage of estimated resale value in determining the amount to be financed. Rather, the employee has the authority to determine the ratio of loan amount to estimated resale value with the expectation that, if the item is subsequently forfeited, its resale would yield a gross profit margin within parameters established by management. If the loan is a renewal, the current estimated resale value is checked for a change from the previous loan value.

    LOAN TICKET: At the time a pawn transaction is entered into, a pawn loan agreement, commonly referred to as a pawn ticket, is delivered to the borrower (pledgor) that sets forth, among other things, the name and address of the pawnshop, the name and address of the borrower, a description of the pledged goods, including serial number if applicable, the amount of the loan, the maturity date of the loan, the dollar amount of the maximum interest charge, any storage or handling fees and a statement of the annualized interest rate. Also, as required by law, an additional form is printed with a description of the borrower, including name, address, height, weight, date of birth, and the number of the driver's license or other approved identification. A copy of this form is retained in the pawnshop for its records and a copy, with a fingerprint of the borrower, is sent to the local police department.

    REDEMPTION OF COLLATERAL: To redeem the loan, the borrower must present a cash payment of the loan plus accrued interest and fees with the loan ticket. If the borrower has lost the loan ticket, the customer must present the same identification as that which was recorded on the original loan ticket. The information on the identification and the physical characteristics of the presenter of the identification is checked against the records of the original transaction. If there is a match, the loan may be redeemed upon presentation of the full amount due.

    COLLATERAL NOT REDEEMED: In the event a borrower does not redeem or renew the loan, the collateral is forfeited to the Company and becomes inventory available for sale in the retail operations of the pawnshop. Consistent with industry practice, the Company does not record loan losses or charge-offs because the principal amount loaned plus the accrued service charges becomes the carrying cost of the forfeited collateral ("inventory") that is to be recovered through the retail function described below. However, the Company does evaluate the salability of inventory and provides an allowance for shrinkage and over valuation.

    All of the Company's seven locations as of February 28, 1997 are located in California. Maximum interest and pawn service charges are set by the California Financial Code. On an annualized basis, the effective interest rate currently ranges from 1,800% on a $1 loan to 21.7% on a $2,499 loan. Loans of $2,500 or more are not regulated. During fiscal 1997, loans made by the Company were outstanding for a maximum period of four months and eleven days and were generally repaid or renewed at an earlier date. While the annualized interest rate for the full term on an $80.00 loan (the Company's approximate average loan in fiscal 1997) is about 52.5%, due to payment or renewal before the end of the loan term, the Company's actual average annualized rate was approximately 68.4%.

    The table below shows the dollar amount of loans made (including renewals), loans acquired, loans repaid or renewed and loans forfeited for the Company for the years ended February 28, 1997 and 1995 and February 29, 1996:


                                     1997           1996           1995
                                     ----           ----           ----

Loans made                        $6,445,292     $3,890,472     $3,095,043
Loans acquired                       373,699           ----         96,480
Loans repaid or renewed          ( 5,155,064)   ( 3,157,525)   ( 2,510,132)
Loans forfeited                  (   729,234)   (   461,358)   (   437,419)
                                 ------------   ------------   ------------

Net increase in pawn loans
 outstanding at fiscal year end   $   934,693    $   271,589    $   243,972
                                 ------------   ------------   ------------
                                 ------------   ------------   ------------

Loans paid or renewed as a
 percent of loans made                  80.0%          81.2%          81.1%
                                 ------------   ------------   ------------
                                 ------------   ------------   ------------

    As of February 28, 1997, the Company had 25,041 loans outstanding with an aggregate balance outstanding of $2,180,826 for an average of $87.09 per loan outstanding.


RETAIL OPERATION

    The Company engages in the sale of unredeemed goods acquired when a pawn loan is not repaid, used goods purchased from the general public and to a minor extent new goods acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of unredeemed goods, such as watch bands, television remote controls and antennas and clasps for chains and bracelets. For the year ended February 28, 1997, gross profit from sales of inventory was approximately 51.7% of the Company's net revenues.

    The Company does not give its customers any warranties on the used merchandise sold. The Company accepts major credit cards and has a credit program whereby a customer purchasing jewelry may, on approved credit, take the merchandise with them and make payments over time. This program is administered by a major bank which approves the credit and accepts responsibility to collect the payments without recourse to the Company. Additionally, the Company allows its customers to purchase inventory on a "layaway" plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the selling price (generally 10% - 20%) and agrees to make additional, non-interest bearing, payments on the balance of the selling price in accordance with a specified schedule. The Company then separates the layaway item from its inventory and holds the item until the selling price is paid in full. The Company records layaways as a sale at the time of receiving the initial cash deposit. Should the customer fail to make a required payment, the item is returned to inventory at original cost and all previous payments forfeited to the Company. To cover the difference between the inventory's original cost and the remaining layaway sales receivable upon forfeiture, the Company provides for an allowance against outstanding layaway receivables. At February 28, 1997, the Company had layaway sales receivable of $320,153 with an allowance for the net cost on potential forfeited layaways of $46,000.

    The Company's inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased directly from the public and new merchandise purchased from vendors. The Company provides an allowance for obsolescence and valuation based on management's evaluation of the condition and salability of the merchandise. At February 28, 1997, total stated value of inventory on hand was $931,452, after deducting $15,000 for the allowance.


Operations

GENERAL

    The predecessor company was founded as a privately held business some fifty years ago. Until the early 1990's, the Company did not stress significant increases in its outstanding pawn loans nor a rapid turnover of merchandise, but had as a primary goal the accumulation of inventory.

    In the early 1990's, management decided to participate in the consolidation of ownership taking place in the industry. In order to position itself for raising the capital necessary to fund the growth, the Company began having its financial statements audited. As part of its overall strategy, in June of 1992, the Company became a public company through a reverse merger with Macintosh Video News, Inc., a publicly held Colorado corporation.

EMPLOYEES

    Each pawnshop has a manager and assistant manager who are responsible for supervising store personnel, assuring that the store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating plan. Store managers report to a Vice President of the Company.

    At February 28, 1997, the Company had 35 employees. Of the total employees, two were administrative and thirty-three were store level. None of the Company's employees are covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

    The Company's training program for new pawnshop employees consists primarily of supervised on-the-job loan and sales experience conducted with Company policies and procedures, new employee orientation also includes formal jewelry sales and collateral evaluation training sessions, complete with manuals and video presentations. Employee and employer conduct and responsibilities are set forth in the Company's employee manual.

MANAGEMENT INFORMATION SYSTEMS AND CONTROLS

    The Company's computerized point-of-pawn and point-of-sale data processing system completely automates the recording of all transactions, operations and calculations that occur within a pawnshop. From a controls perspective, the system provides management with a database of all loans made and a perpetual inventory system. The system utilizes a microcomputer-based, multi-tasking, multi-user computer environment, which allows multiple transactions to occur simultaneously. The Company is a primary consultant to its software vendor as additional features and functions are considered and added to the system.

    The Company's management information system enables store managers and senior management to monitor, control and anticipate business changes at the Company's store operations. In addition to basic financial reporting, the system facilitates internal management reports detailing an aged loan trial balance, loans made, loans redeemed, loans forfeited, sales by category and by employee and gross profit analysis by category and employee. A store customer's complete loan history is maintained on-line, including their redemption history and profitability. This enables loan assessors and processors to utilize a customers' past payment history as well as the value of the collateral in order to determine an appropriate loan value. Additionally, repeat customers can be handled more expediently, thereby allowing a greater number of loans to be processed per employee.

    For inventory control and tracking, each collateral item taken in a pawn transaction is assigned a bar code during the lending process. This ensures that all the Company's inventory is properly bar coded as it becomes part of the store's inventory. Through the use of scanning technology, the Company has dramatically decreased the time requirement for physical inventories.


FUTURE EXPANSION

    During fiscal 1997, the Company continued its strategy of expansion by acquiring a pawnshop in northern California. The Company's objective is to continue to expand the number of pawnshops it owns and operates primarily through acquiring existing pawnshops which, based on management's assessment, can benefit from the Company's management and operations expertise, or establishing new locations that meet the Company's strategic requirements. Management believes that such expansion will allow the Company to realize greater efficiency in its supervision, administration and marketing by decreasing the overall average cost of these activities per store.

    The Company expects to concentrate its expansion in areas where it believes the regulatory, demographic and competitive characteristics are conducive to a successful pawnshop operation. In identifying potential pawnshop acquisitions, the Company places emphasis on those with favorable lease arrangements, with outstanding loan balances which provide sufficient pawn service charge income to cover most of the store level fixed operating costs, where inventory and loans outstanding primarily consist of jewelry and where the store is strategically located in an area with significant foot traffic and easily accessible by public transportation. For start-up locations, favorable lease arrangements, strategic location and improving geographic density will constitute the primary decision criteria. Utilizing this criteria, the Company opened two locations in the third quarter of fiscal 1996.

    Since March 1, 1993, the Company acquired the operating assets of three stores, and acquired the pawn loans, and thus the customer base, of two other stores which were closed and incorporated into an existing location. In all acquisitions, the Company conducted its due diligence and negotiated the general terms of an asset purchase agreement. Upon taking a physical count of all inventory and loan collateral, final terms of the purchase agreement were negotiated and, within several days, the transaction was closed. After the date of closing, inventory on hand was entered into, and new loan transactions were processed through, the Company's point-of-sale/point-of-pawn computer system. This methodology is expected to guide the Company through its future acquisitions.

    There are approximately 700 active licensed pawnshops in California, as indicated by the records of the Collateral Loan and Secondhand Dealers Association of California. While the Company believes it will be able to target an adequate number of stores available for acquisition, a number of unpredictable factors, including the Company's ability to raise additional capital for acquisition purposes, may limit the Company's expansion activities. Also, while the Company will seek existing personnel or hire new employees capable of assuming managerial positions, there can be no assurance that sufficient qualified personnel will be available to satisfy the Company's needs with respect to its planned expansion.


COMPETITION

    In connection with the lending of money, the Company competes with other pawnshops and other types of financial institutions such as consumer finance companies, which generally lend on an unsecured as well as a secured basis. The vast majority of the Company's pawnshop competitors are independently owned and operated "mom and pop" stores. The Company believes that the primary elements of competition in the pawnshop industry are store location and design, the ability to offer competitive loan amounts on items pawned, effective management of store-level personnel and the quality of customer service. Additionally, as the pawnshop industry consolidates, the Company believes that the ability to compete effectively will be impacted by the sophistication level of a company's general management and management information systems, its regional focus, market concentration and access to capital.

    In connection with its retail operations, the Company competes with numerous other retail and wholesale stores, including jewelry stores and outlets, discount retail stores, consumer electronics stores, firearm retailers and other pawnshops. Competitive factors, in addition to several noted above, include the ability to provide the consumer with a variety of quality merchandise at a "bargain" price.

    In both areas of its business, the Company faces competitors which have greater financial resources. This, and certain of the conditions noted above, may adversely affect the Company's revenues, profitability and ability to expand.


REGULATION

    The Company's pawnshop operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations.

    As all the Company's stores are within California, the Company is primarily affected by the California Business and Professions Code and Financial Code. These statutes prescribe, among other things, the term and maximum rates of interest which a pawnshop may charge for certain loans. Additionally, as a condition precedent to the issuance or renewal of a pawnbroker's license, an applicant must file a pawnbroker's two-year nonrevocable surety bond in the amount of $20,000 per store. As a condition precedent to the issuance of a new pawnbroker's license (holders of secondhand dealers licenses, actively engaged as a pawnbroker as of October 3, 1993, are not affected by this requirement), an applicant must file a financial statement, reviewed and signed by a California Certified Public Accountant, confirming the applicant has at least $100,000 in the form of liquid assets readily available for use in the business or an applicant may post a nonrevocable surety bond in the amount of $100,000.

    Stores that deal in firearms must comply with the regulations promulgated by the United States Department of Treasury, Bureau of Alcohol, Tobacco and Firearms which require each pawnshop dealing in firearms to maintain a permanent written record of all transactions involving the receipt or disposition of guns. As it is the Company's policy not to retail firearms in an urban area, only one of the Company's stores is currently subject to these regulations.

    At the local level, each of the Company's pawnshops voluntarily or pursuant to municipal ordinances provide, to the police department having jurisdiction, copies of all daily transactions involving pawn loans and goods purchased from the general public. These daily transaction reports are designed to provide local police with a detailed description of the goods involved, including serial numbers, if any, and the name and address of the owner obtained from a valid identification card. These tickets are used by law enforcement agencies to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. While a risk exists that pledged or acquired merchandise may be subject to claims of the rightful owner, historically, the Company has not experienced a material number of claims of this sort and the claims of this sort which the Company has experienced have not had a material adverse affect on the Company's results of operations.


SUBSEQUENT EVENT

    On May 6, 1997, the Board of Directors established a profit sharing plan which covers all eligible employees. The Plan provides for contributions to be made from the Company's profits, at the discretion of the Board of Directors, not to exceed 15% of an individual's annual compensation. The Plan was made effective for the fiscal year ended February, 28, 1997.


Item 2. Properties

    As of April 30, 1997, the Company owned and operated seven pawnshops in California. All of its locations are operated under non-cancelable operating leases. Leased facilities are generally leased for a term of five years with one or more options to renew. The Company's existing leases expire in fiscal years 1998 through 2004.

    One of the Company's leased pawnshop locations is owned by the Company's two principal stockholders. At two other locations, the Company subleases to independent parties a portion of its leased property under a non-cancelable sublease.

    The Company maintains property insurance on each of its locations in accordance with the terms of each lease. Additionally, the Company carries other business insurance on its inventories, pawn loan collateral and for general liability.

Item 3. Legal Proceedings

    No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending or threatened.


Item 4. Submission Of Matters To A Vote Of Security Holders

    No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.




                                       PART II


Item 5. Market For Common Equity And Related Stockholder Matters

    There is no established public trading market for the Company's common stock.

    As of May 16, 1997, there were 142 shareholders' of record of the Company's common stock. The total public float of the Company's common stock is 88,811 shares, less than 3% of the 3,999,990 shares issued and outstanding.

Item 6. Management's Discussion And Analysis And Plan Of Operations


    The following is a discussion of the Company's current financial condition as well as its operations for the two fiscal years ended February 29, 1996 and February 28, 1997 (designated as "1996" and "1997", respectively). This discussion should be read in conjunction with the financial statements, related notes and other information included elsewhere in this report.


Liquidity and Capital Resources

    During 1997, the Company invested $625,000 on the acquisition of the assets of a pawnshop and $83,267 for additions to its fixed assets. Working capital increased by $155,082 to meet operational growth needs in 1997. The acquisition was funded through a $700,000 increase in the Company's primary line of credit with operational growth funded through cash available at February 29, 1996, net cash provided by operations, loans from an employee and directors and bank borrowings.

    During 1997, the Company entered into a three million dollar ($3,000,000) revolving line of credit arrangement with Bank of America, NA. This new line of credit was used to consolidate all of the Company's existing lines of credit and bank term loans and provide additional working capital. Borrowings under this line of credit bear interest at the Bank's Reference Rate (8.25% at February 28, 1997) plus 1.5%. Interest is payable monthly and all borrowings and accrued interest are due August 1, 1997. As of February 28, 1997, the amount outstanding under this line of credit was $2,177,216 and it is management's expectation that the arrangement will be renewed by the bank upon its due date.

    During 1996, the Company invested $285,295 on leasehold improvements, furniture and fixtures, additions to its computer systems and other fixed assets primarily in connection with the establishment of two new locations. Working capital decreased by $44,808 primarily due to the use of the Company's lines of credit to fund its property and equipment additions. The Company funded its 1996 growth through cash available at February 28, 1995, net cash provided by operations, the private placement of convertible notes payable and bank borrowings.

    For continuing operations, the Company's liquidity is greatly affected by the amount of pawn loans outstanding. As it is a Company strategy to increase its average loan portfolio within each store, the Company will continue to be prudently aggressive in its loan policy and seek out opportunities to make loans on collateral with greater value. The Company plans to manage the growth in its inventory, by discounting prices or selling certain inventory items in the wholesale market, such that any growth in its inventory levels will not adversely impact availability of funds for loan growth.

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

Results of Operations

1997 vs. 1996

SALES AND GROSS PROFIT

    Merchandise sales in 1997 increased by $703,178 (36.2%) over 1996 as a result of a $437,214 (22.5%) increase in sales for stores open in excess of one year ("Comparable Stores") and a $265,964 (10.1%) contribution by stores open less than one year ("New Stores"). The Comparable Stores increase includes an estimated $240,000 improvement in sales due to the acquisition and consolidation into an existing location of the pawnshop acquired during the year. Additional improvement in sales from Comparable Stores came from inventory turnover programs and increased inventory flow from the acquired store. While its emphasis in store acquisition and inventory turnover will continue, management does not believe the 1997 increase in sales for Comparable Stores is indicative of the nature of future increases. Management expects that the on-going operations of Comparable Stores will provide sales increases in the range of 4% to 8%. Continued contributions from New Stores will be dependent on the Company's ability to identify, obtain financing for, complete the acquisition or establishment of, and successfully operate additional stores.

    Other revenues consist primarily of net income derived from the melting of excess precious metal. While income from melting excess precious metal is an aspect of the Company's on-going operations, due to the quantity of excess inventory obtained in the May 1996 acquisition, the amount of revenue derived in 1997 is higher than is typically expected and should not be counted on in future periods.

    While gross profits from merchandise sales increased by $367,449 (34.3%), gross profit percentage (as a percentage of merchandise sales), declined to 54.4% in 1997 from 55.1% in 1996. Comparable Stores gross profits increased by $206,016 (19.2%) while their gross profit percentage declined to 53.7% and New Stores contributed gross profits of $161,433 at a gross profit percentage of 60.7%.


PAWN SERVICE CHARGES

    The 1997 increase in revenue from pawn service charges over 1996 of $425,264 (51.5%) is a result of a $352,573 (42.7%) increase in Comparable Stores pawn service charges and a contribution of $72,691 (5.8%) from New Stores.

    Pawn loans outstanding increased by $934,693 (75.0%) during the 1997 period. Comparable Store pawn loans outstanding grew by $560,994 (45.1%) while the loans obtained in the May acquisition added $373,699. The average annual yield on pawn loans decreased to approximately 68.4% in 1997 compared to 76.5% and 78.1% in 1996 and 1995, respectively. This decrease is primarily due to an increase in the average loan amount to $80.00 from $60.00 in 1996 and $55.00 in 1995. Under California law, the effective loan yield decreases as the loan amount goes up. As it has been a goal of management, through gathering a greater market share of the higher value pawn loans in its different marketplaces, to increase the Company's aggregate pawn loan outstanding balance and thus its gross pawn service charges revenue, the average annual yield decrease was expected. Management's intentions are to continue this practice until such point in time as the gross pawn service charges revenue increases no longer outweigh the increased investment in higher valued pawn loans.

OPERATING EXPENSES

    Store operating expenses, as a percent of total revenues, decreased to approximately 38.1% in 1997 from 41.8% in 1996 and 39.9% in 1995. Comparable Stores operating expense were 36.8%, 39.2% and 38.1% in 1997, 1996 and 1995, respectively. New Stores operating expenses were 63.3%, 81.2% and 45.6% during the same periods.

    The overall reduction in the Comparable Stores operating expense percentage is a result of continued improvements in store operating productivity . The high store operating expense percentage for New Stores in 1997 and 1996 is primarily due to the impact of the first year of operations for two newly established stores opened in the third quarter of 1996. As the Company continues to improve the operations of stores it has acquired and increase operations of newly established stores as they mature, it is expected that store operating expenses as a percent of total revenues will decline, for those stores.

    Corporate administrative expenses, as a percent of total revenues, improved to approximately 12.3% in 1997 from 15.4% in 1996 and 21.9% in 1995. While, as more stores are acquired or established, the Company will need to increase its overall administrative expenditures, management's intent is to continue to reduce the percentage of administrative expense in relationship to the Company's total revenues. No significant changes occurred in the components of administrative expenses during 1997 compared to 1996.


1996 vs. 1995

SALES AND GROSS PROFIT

    Merchandise sales in 1996 increased by $234,501 (13.5%) over 1995 as a result of a $71,191 (4.1%) increase in sales for Comparable Stores and a $163,310 (9.4%) contribution by New Stores. The Comparable Stores increase is primarily a result of management's continued emphasis on improving aggregate inventory turnover.

    While gross profits from merchandise sales increased by $111,600 (11.3%), gross profit percentage (as a percentage of merchandise sales), declined to 55.8% in 1996 from 57.0% in 1995. Comparable Stores gross profits increased by $30,022 (3.0%) while their gross profit percentage declined to 56.4% and New Stores contributed gross profits of $81,578 at a gross profit percentage of 50.0%. The Company's strategy of increasing inventory turnover while increasing gross profits resulted in the decline of the gross profit percentage.


PAWN SERVICE CHARGES

    The 1996 increase in revenue from pawn service charges over 1995 of $152,183 (22.6%) is a result of a $102,102 (15.1%) increase in Comparable Stores pawn service charges and a contribution of $50,081 (7.5%) from New Stores.

    For Company stores open at February 28, 1995, aggregate pawn loans outstanding increased $204,711 (21.0%) in 1996, and for those stores opened during 1996 aggregate pawn loans outstanding grew to $66,878 from their date of opening. The average annual yield on pawn loans decreased to approximately 76.5% in 1996 from approximately 78.1% in 1995 primarily due to an increase to $60.00 from $55.00 in the average per loan amount during the year. The Company's decrease in its yield was an anticipated result of management's attempt to gather greater market share of higher value pawn loans in the San Francisco marketplace.

OPERATING EXPENSES

    Store operating expenses, as a percent of total revenues, increased to approximately 41.8% in 1996 from 39.9% in 1995. Comparable Stores operating expense declined to 39.2% in 1996 while New Stores operating expenses were 81.2% during the same period.

    The reduction in the Comparable Stores operating expense percentage is a result of continued improvements in store operating productivity . The high store operating expense percentage for New Stores is primarily due to the impact of established stores opened in the third quarter.

    Corporate administrative expenses, as a percent of total revenues, improved to approximately 15.4% in 1996 from 21.9% in 1995. Total administrative expenses for 1996 were less than 1995 due primarily to decreases in professional fees and office expenses. These were partially offset by increases in wages and other employee benefits.



Item 7. Financial Statements


     The following financial statements of the Company are included as part of this Form 10-KSB:

                                                                           Page

        Report of Independent Accountants. . . . . . . . . . . . . . .    F-1

        Financial Statements:

         Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . .    F-2

         Statements of Operations  . . . . . . . . . . . . . . . . . .    F-3

         Statements of Stockholders' Equity  . . . . . . . . . . . . .    F-4

         Statements of Cash Flows  . . . . . . . . . . . . . . . . . .    F-5

        Notes to Financial Statements  . . . . . . . . . . . . . . . .    F-6



Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

         There have been no changes in or disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years.

                                       PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 27, 1997.


Item 10. Executive Compensation

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 27, 1997.


Item 11. Security Ownership Of Certain Beneficial Owners And Management

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 27, 1997.


Item 12. Certain Relationships And Related Transactions

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 27, 1997.

                                   PART IV

Item 13. Exhibits And Reports On Form 8-K

(a)  Exhibits

     3. Articles of Incorporation and Bylaws

         (a) Articles of Incorporation are incorporated by reference to the Exhibits to the Registrant's Registration Statement on Form S-18, Registration No. 33-27926-D.

         (b) Amendments to the Articles of Incorporation are incorporated by reference to the Exhibits to the Registrant's Report on Form 8-K dated June 17, 1992.

         (c) Articles of Merger are incorporated by reference to Exhibits to the Registrant's Report on Form 8-K dated June 17, 1992.

         (d) Bylaws are incorporated by reference to the Exhibits to the Registrant's, Registration Statement on Form S-18, Registration No. 33-27926-D.

     10. Material Contracts

    (a) Lease (as amended) dated March 31, 1967, between the Registrant and the Hearst Corporation is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993.

    (b) Lease dated October 15, 1991, between the registrant and Ronald J. Verber and the Iscoff Family Trust (both affiliates of the Company) is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993.

    (c) Employment Agreement dated June 17, 1992, between the Registrant and Ronald J. Verber, a Director and Officer of the Registrant is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993.

    (d) Form of Non-Qualified Stock Option Agreement with Messes. Bartlett, Gans and Strobin, Directors of the Registrant is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993.

    (e) Asset Purchase Agreement dated June 30, 1993, between the Registrant and Paula Elaine Newhouse, d.b.a. San Francisco Loan Association is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended May 31, 1993.

    (f) Lease (including assignment, lessor's consent and extension option) for premises located at 1013 Mission Street, San Francisco, California, originally dated March 18, 1976 is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended May 31, 1993.

    (g) Asset Purchase Agreement dated September 30, 1993 between the Registrant and Reliable Mercantile & Loan Company, by and through its owner, Bernard Blumenthal is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended August 31, 1993.

    (h) Commercial lease for the premises located at 35 6th Street, San Francisco, California, dated September 30, 1993 is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended August 31, 1993.

    (i) Business Loan Agreement and Promissory Note dated September 17, 1993, between the Registrant and Commercial Bank of San Francisco is incorporated by reference to the Exhibits to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1994.

    (j) Business Loan Agreement and Promissory Note dated February 3, 1994, between the Registrant and Wells Fargo Bank, NA is incorporated by reference to the Exhibits to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1994.

    (k) Business Loan Agreement and Promissory Note(s) dated June 27, 1994, between the Registrant and Wells Fargo Bank, NA is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended May 31, 1994.

    (l) Asset Purchase Agreement dated June 30, 1994, between the Registrant and American Jewelry, Loan & Sports, Inc. is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended May 31, 1994.

    (m) Commercial lease for the premises located at 402 E Street, Marysville, California, dated June 30, 1994 is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended May 31, 1994.

    (n) Loan Agreement and Promissory Note(s) dated December 28, 1994 between the Registrant and Commercial Bank of San Francisco is incorporated by reference to the Exhibits to the Registrant's Form 10-QSB for the quarterly period ended November 30, 1994.

    (o) Loan Agreement and Promissory Note(s) dated May 1, 1996 between the Registrant and Commercial Bank of San Francisco is incorporated by reference to the Exhibits to the Registrant's Form 10-KSB for the fiscal year ended February 29, 1996.
 .
    (p) Asset Purchase Agreement dated May 1, 1996, between the Registrant and Phillip R. Director, Personal Representative of the Estate of George Elkins is incorporated by reference to the Exhibits to the Registrant's Form 10-KSB for the fiscal year ended February 29, 1996.

    (q) Business Loan Agreement dated September 9, 1996 between the Registrant and Bank of America N.A.

     11. Statement Regarding Computation of Per Share Earnings is incorporated by reference to the Exhibits included herewith.


(b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                      SIGNATURES

Pursuant to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST COLLATERAL, INC.                                May 23, 1997

By   /s/ Ronald J. Verber                   By  /s/ Robert E. Verhoeff
    ----------------------                      ----------------------
      Ronald J. Verber                            Robert E. Verhoeff
      President and Chief Executive               Vice President and
      Officer                                     Chief Financial Officer

     Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title                         Date

/s/ Ronald J. Verber
----------------------  President and Chairman                 May 27, 1997
Ronald J. Verber        of the Board of Directors

/s/ Roean Iscoff
----------------------  Vice President,                        May 27, 1997
Roean Iscoff            Secretary and
                        Director

/s/ Flora Verber
----------------------  Vice President                         May 27, 1997
Flora B. Verber         and Director

/s/ David B. Verber
----------------------  Vice President                         May 27, 1997
David B. Verber         and Director

/s/ John P. Carver
----------------------  Director                               May 27, 1997
John P. Carver

/s/ Martin S. Gans
----------------------  Director                               May 27, 1997
Martin S. Gans

/s/ Edward A. Strobin
----------------------  Director                               May 27, 1997
Edward A. Strobin

                                BEST COLLATERAL, INC.

                                      --------








                       REPORT ON AUDITS OF FINANCIAL STATEMENTS
                  AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996 AND
                               FOR THE YEARS THEN ENDED

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Best Collateral, Inc.:

We have audited the accompanying balance sheets of Best Collateral, Inc. as of February 28, 1997 and February 29, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Collateral, Inc. as of February 28, 1997 and February 29, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Coopers & Lybrand L.L.P.

San Francisco, California
April 25, 1997, except for Note 11 as to which the date is May 6, 1997

                                BEST COLLATERAL, INC.
                                    BALANCE SHEETS
                    AS OF FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                     ------------

                                    ASSETS                                         1997           1996
Current assets:
  Cash                                                                        $   179,546         $    52,417
  Pawn service charges receivable                                                 307,839             205,377
  Pawn loans receivable                                                         2,180,826           1,246,133
  Layaway sales receivable, net of allowance of $46,000 in 1997
      and $19,000 in 1996, respectively                                           274,153             155,241
  Inventory, net of allowance of $15,000 in 1997 and $10,000 in
      1996, respectively                                                          931,452             672,791
  Prepaid expenses and other                                                       13,801              51,456
                                                                               ----------          ----------
          Total current assets                                                  3,887,617           2,383,415
Property and equipment, net                                                       424,897             472,381
Deferred tax asset                                                                 39,458               -
Other assets                                                                       18,338              24,388
                                                                               ----------          ----------
            Total assets                                                      $ 4,370,310         $ 2,880,184
                                                                               ----------          ----------
                                                                               ----------          ----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                                                  $ 2,177,216         $   911,905
  Accounts payable and other accrued expenses                                     206,243             129,841
  Income taxes payable                                                            109,097              12,444
  Accrued interest                                                                157,900             182,371
  Loans from stockholders                                                         349,434             349,434
  Loans from directors                                                              -                  34,677
  Deferred tax liability                                                          107,645              56,838
                                                                               ----------          ----------
         Total current liabilities                                              3,107,535           1,677,510
Convertible notes payable to employees and directors                              252,500             252,500
Convertible notes payable to others                                               175,000             175,000
Deferred taxes                                                                      -                  13,109
Bank term loans                                                                     -                 295,416
                                                                               ----------          ----------
         Total liabilities                                                      3,535,035           2,413,535
                                                                               ----------          ----------

Excess of fair value of net assets acquired over cost, net                         32,194               -
                                                                              -----------          ----------
Commitments (Note 9).
Stockholders' equity:
  Preferred stock, no par value, 1,000,000 shares authorized;
    none issued                                                                     -                   -
  Common stock, $.10 par value, 50,000,000 shares authorized;
    3,999,990 shares issued and outstanding                                       399,999             399,999
  Additional paid-in capital                                                     (257,680)           (321,180)
  Retained earnings                                                               660,762             387,830
                                                                              -----------        ------------
         Total stockholders' equity                                               803,081             466,649
                                                                              -----------        ------------
                                                                              $ 4,370,310         $ 2,880,184
                                                                              -----------        ------------
                                                                              -----------        ------------


      The accompanying notes are an integral part of these financial statements.

                                BEST COLLATERAL, INC.
                               STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                   ---------------


                                                                                  1997               1996
Revenues:
  Merchandise sales                                                          $  2,649,203        $  1,946,025
  Pawn service charges                                                          1,251,968             826,704
  Gold melt income, net                                                            98,631              28,802
                                                                             ------------        ------------

       Total revenues                                                           3,999,802           2,801,531

Cost of merchandise sales                                                      (1,207,971)           (872,242)
                                                                             ------------        ------------

       Revenues net of cost of sales                                            2,791,831           1,929,289

Selling, general and administrative expenses:
  Store operating expenses                                                     (1,524,315)         (1,171,365)
  Administration expenses                                                        (489,635)           (432,449)
                                                                             ------------        ------------

       Operating income                                                           777,881             325,475

Other income (expense):
  Rental income                                                                    87,176              62,574
  Interest and financing costs                                                   (362,599)           (190,262)
  Depreciation and amortization                                                  (134,150)            (86,807)
  Amortization of excess of fair value of net assets acquired over cost            96,581               -
  Other expenses                                                                  (75,062)            (48,519)
                                                                             ------------        ------------

                                                                                 (388,054)           (263,014)
       Income before income taxes                                                 389,827              62,461

Income tax provision                                                             (116,895)            (32,857)
                                                                             ------------        ------------

       Net income                                                            $    272,932        $     29,604
                                                                             ------------        ------------
                                                                             ------------        ------------

Net income per share of common stock                                         $       0.07        $       0.01
                                                                             ------------        ------------
                                                                             ------------        ------------

Weighted average shares outstanding                                             3,999,990           3,999,990
                                                                             ------------        ------------
                                                                             ------------        ------------

      The accompanying notes are an integral part of these financial statements.

                                BEST COLLATERAL, INC.
                          STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                   ---------------


                                                              COMMON STOCK
                                                        -----------------------------
                                                                                         ADDITIONAL
                                                           NUMBER                          PAID-IN        RETAINED
                                                          OF SHARES       PAR VALUE        CAPITAL        EARNINGS        TOTAL
                                                        -------------   -------------   ------------    -----------   -----------
Balance at February 28, 1995                              3,999,990     $  399,999      $  (321,180)    $  358,226    $ 437,045

Net income for year ended February 29, 1996                    -              -                -            29,604       29,604
                                                        -----------    -----------      -----------     ----------   ----------

Balance at February 29, 1996                              3,999,990        399,999         (321,180)       387,830      466,649

Issuance of warrants to purchase common
  stock (Note 7)                                               -              -              63,500           -          63,500

Net income for year ended February 28, 1997                    -              -                -           272,932      272,932
                                                        -----------    -----------      -----------     ----------   ----------

Balance at February 28, 1997                              3,999,990     $  399,999      $  (257,680)    $  660,762   $  803,081
                                                        -----------    -----------      -----------     ----------   ----------
                                                        -----------    -----------      -----------     ----------   ----------


      The accompanying notes are an integral part of these financial statements.

                                BEST COLLATERAL, INC.
                               STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                     -----------


                                                                                                   1997           1996
Cash flows from operating activities:
  Net income                                                                                  $  272,932      $  29,604
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                134,150         86,807
    Amortization of excess of fair value of net assets acquired over cost                        (96,581)         -
    Financing costs relating to issuance of warrants                                              63,500          -
    Change in assets and liabilities:
       Pawn service charges receivable                                                           (49,473)       (34,752)
       Layaway sales receivable                                                                 (118,912)       (19,853)
       Income taxes payable                                                                       96,653         12,444
       Inventory                                                                                  68,426         (7,671)
       Prepaid expenses and other assets                                                          40,306         (9,340)
       Accounts payable and accrued expenses                                                      51,931         29,470
       Deferred taxes                                                                             (1,760)        19,413
                                                                                             -----------    -----------

         Total adjustments                                                                       188,240         76,518
                                                                                             -----------    -----------

       Net cash provided by operating activities                                                 461,172        106,122
                                                                                             -----------    -----------
Cash flows used in investing activities:
  Loans made, including loans renewed                                                         (6,445,292)    (3,890,472)
  Loans repaid or renewed                                                                      5,155,064      3,157,525
  Loans forfeited and transferred to inventory                                                   729,234        461,358
  Purchase of property and equipment                                                             (83,267)      (285,295)
  Acquisition of pawn shop assets (Note 10)                                                     (625,000)         -
                                                                                             -----------    -----------

       Net cash used in investing activities                                                  (1,269,261)      (556,884)
                                                                                             -----------    -----------


Cash flows from financing activities:
  Borrowings under convertible notes payable to related parties                                    -            100,000
  Borrowings under convertible notes payable to others                                             -             50,000
  Borrowings under loans payable to directors                                                      -             35,000
  Repayments of loans to directors                                                               (34,677)          (323)
  Borrowings under bank lines of credit                                                        2,323,338      1,199,141
  Repayments of bank lines of credit                                                            (943,027)      (809,736)
  Repayments of bank term loans                                                                 (410,416)      (115,000)
                                                                                             -----------    -----------

       Net cash provided by financing activities                                                 935,218        459,082
                                                                                             -----------    -----------

         Net increase in cash                                                                    127,129          8,320

Cash at beginning of year                                                                         52,417         44,097
                                                                                             -----------    -----------

Cash at end of year                                                                           $  179,546      $  52,417
                                                                                             -----------    -----------
                                                                                             -----------    -----------

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                                  $  323,570      $ 157,929
                                                                                             -----------    -----------
                                                                                             -----------    -----------

    Income taxes                                                                              $    4,200            800
                                                                                             -----------    -----------
                                                                                             -----------    -----------


      The accompanying notes are an integral part of these financial statements.

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------

1.  ORGANIZATION:

     Best Collateral, Inc. (the Company) is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property. The Company currently operates seven stores in Northern California.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      USE OF ESTIMATES AND ASSUMPTIONS:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      LOANS AND INCOME RECOGNITION:

      Pawn loans (loans) are generally made on the pledge of tangible personal property for four months plus a ten-day grace period. Pawn service charges on loans, in excess of loan origination costs, are recognized as income on a constant yield basis over the expected loan term.

      If the loan is not repaid, the principal amount loaned plus accrued pawn service charges become the cost of the forfeited collateral, which is transferred into inventory.

      Management limits its credit risk by lending against pledged property in amounts less than the estimated resale value of the property.

      LAYAWAYS:

      Layaway sales are recorded as sales upon receipt of the initial payment. The remaining receivable is classified as a current asset. If remaining receivables are not paid, the layaway defaults and the layaway item reverts back to inventory at original cost. Amounts already paid on the defaulted layaways are considered income and are not returned to the buyer. The Company provides an allowance for layaway sales receivable based on management's estimate of the amount by which uncollectible receivables would exceed the cost of the items reverting back to inventory.

                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

      INVENTORY:

      Inventory represents merchandise acquired from forfeited loans, merchandise purchased directly from the public and new merchandise purchased from vendors. Inventory is stated at the lower of cost or market. The Company provides an allowance for obsolescence based on management's evaluation of the merchandise.

      PROPERTY AND EQUIPMENT:

      Property and equipment are recorded at cost. Depreciation expense is generally provided using the straight-line method over the estimated lives of the assets or the related lease terms, whichever is less. Estimated lives are as follows:

              Furniture and fixtures                  5 years
              Leasehold improvements               4-10 years

      The cost of assets sold or otherwise disposed of and the accumulated depreciation thereon are eliminated from the accounts at the time of disposition, and any resulting gain or loss is credited or charged to income.

      NONCOMPETE AGREEMENTS:

      Noncompete agreements are recorded at the price agreed upon by the Company and sellers, and are amortized on the straight-line basis over the term of the agreement.

      NET INCOME PER COMMON SHARE:

      Net income per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of stock options and warrants. Primary and fully diluted net income per share are the same as the effect of stock options, warrants and convertible debt would be antidilutive or immaterial.

      RECLASSIFICATIONS:

      Certain amounts in the 1996 financial statements have been reclassified to correspond to the 1997 presentation. These reclassifications did not affect previously reported net income or retained earnings.

                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

      INCOME TAXES:

      The Company reports income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires an asset and liability approach in accounting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or credit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

      FAIR VALUE OF FINANCIAL INSTRUMENTS:

      Carrying amounts of certain of the Company's financial instruments including cash, pawn service charges receivable, pawn loans receivable, layaway sales receivable, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

      Pawn loans are outstanding for a relatively short period, generally 120 days or less. The rate of pawn service charge bears no relationship to interest rate market movements. Generally, pawn loans may not be resold to anyone but a licensed pawnbroker. For these reasons, management believes that the fair value of pawn loans approximates their carrying value.

      Based on borrowing rates currently available to the Company for notes and loans with similar terms, the carrying value of its long-term convertible notes and bank term loans approximates fair value.

      OTHER RECENT PRONOUNCEMENTS:

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 128, "Earnings Per Share" which requires the disclosures of basic earnings per share and diluted earnings per share. Also in February 1997, the FASB issued SFAS 129, "Disclosure of Information About Capital Structure" which requires the disclosures of liquidation preferences of preferred stock and information in regards to any securities issued by the Company within its financial statements. SFAS 128 and 129 are effective for fiscal years beginning after December 15, 1997. Adoption of SFAS 128 and 129 in 1998 is not expected to have a material effect on the Company's financial position or results of operation.


                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------


3.  PROPERTY AND EQUIPMENT:

    Major classifications of property and equipment at February 28, 1997 and February 29, 1996 were as follows:
                                                 1997           1996

         Furniture and fixtures             $  448,880     $  408,472
         Leasehold improvements                433,573        390,714
                                            ----------     -----------
                                               882,453        799,186
         Accumulated depreciation             (457,556)      (326,805)
                                            ----------     -----------

                                            $  424,897     $  472,381
                                            ----------     -----------
                                            ----------     -----------

Depreciation expense amounted to $130,751 and $83,407 for 1997 and 1996, respectively.


4.  BANK LOANS:

                                                                                                  1997          1996
    Prime plus 1.5% - $3,000,000 revolving line of credit available through maturity at August 1, 1997, interest due monthly,
         collateralized by all inventory and receivables of the Company, guaranteed by the
         Company's two principal stockholders                                               $  2,177,216           -
    Prime plus 1.75% - $800,000 revolving line of credit, interest due monthly,
         available through maturity at August 15, 1996                                             -          $  786,905
    Prime plus 2% - $50,000 revolving line of credit, available through maturity at
         December 10, 1996, interest due monthly, guaranteed by the
         Company's two principal stockholders                                                      -              10,000
    Prime plus 2.5% - $525,000 term loans to a bank,  $425,000 due in monthly payments of $7,084 and interest through July 1, 1999,  $100,000 due in monthly payments of $1,667 and interest through December 31,
         1999, collateralized by all Company assets, guaranteed by the
         Company's two principal stockholders                                                      -             370,416
    Prime plus 2% - $50,000 term loan to a bank due in monthly payments of
         $833 and interest through January 15, 2000                                                -              40,000
                                                                                            -------------     -----------
                                                                                               2,177,216       1,207,321
     Less: current portion                                                                     2,177,216         911,905
                                                                                            -------------     -----------

                                                                                                  -           $  295,416
                                                                                            -------------     -----------
                                                                                            -------------     -----------

Certain of these notes contain covenants, including the requirements of a minimum current ratio, a maximum debt to worth ratio and profitable operations each quarter. At February 28, 1997, the Company was in compliance with the bank convenants. At February 28, 1997 and February 29, 1996, the prime rate was 8.25% per annum.


                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------


5.  LOANS FROM RELATED PARTIES:

    Certain stockholders of the Company have made uncollateralized loans to the Company in the amount of $349,434 at February 28, 1997 and February 29, 1996. The loans are subordinate to the facilities covered under the bank loan agreements, are due on demand and bear annual interest at the prime rate (8.25% at February 28, 1997).

    Total interest expense related to loans from related parties for the years 1997 and 1996 was $28,828 and $35,079, respectively.

    In May 1996, a stockholder of the Company borrowed $400,000 from a financial institution and used the funds to collateralize the line of credit increase associated with the May 1996 store acquisition (refer to
    Note 10).  The Company agreed to pay for the interest expense incurred by
    the stockholder on the amount borrowed.   Interest expense reimbursed to
    this stockholder for the year ended February 28, 1997 amounted to $16,969.

6.  CONVERTIBLE NOTES:

    At February 28, 1997, the Company had outstanding a $92,500 convertible note payable to an employee bearing annual interest at 8%. This note was issued in connection with the acquisition of a pawnshop in fiscal 1994, prior to the seller becoming an employee of the Company. Subsequent to year-end, this note was renewed and is now due on June 30, 1999. This note may be converted into the Company's common stock for $1.00 per share at the employee's option.

    At February 28, 1997, the Company also had outstanding $160,000 of noncurrent convertible notes payable to an employee and directors and $175,000 of noncurrent convertible notes payable to others, bearing annual interest at 10%. Payments of interest only are made in October and April. Principal of $185,000 on these notes is payable on April 30, 2000 and $150,000 on April 30, 2002. These notes may be converted into the Company's common stock for $1.00 per share at the payee's option. At the election of the Company, $185,000 of these notes may be redeemed after April 30, 1997, and $150,000 of these notes after April 30, 1999, at the redemption price of 105% of the principal amount plus accrued and unpaid interest.

    Total interest expense related to convertible notes payable to an employee and directors for 1997 and 1996 approximated $40,900 and $11,208, respectively.

    All convertible notes payable are subordinate to the facilities covered under the bank loan agreements.


                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------


6.  CONVERTIBLE NOTES, CONTINUED:

    The Company's long-term debt is scheduled to mature as follows:

                                  LOANS FROM
                                   RELATED        CONVERTIBLE
          FISCAL   BANK LOANS      PARTIES           NOTES             TOTAL
         --------  -----------   ------------   -------------     ------------
         1998     $  2,177,216    $  349,434          -           $  2,526,650
         1999           -              -              -                  -
         2000           -              -         $  277,500           277,500
         2001           -              -              -                  -
         2002           -              -            150,000           150,000
                  -------------  -------------   ------------     ------------

         Total    $  2,177,216    $  349,434     $  427,500      $  2,954,150
                  -------------  -------------   ------------     ------------
                  -------------  -------------   ------------     ------------

7.  STOCK OPTIONS AND WARRANTS:

    In March 1993, in connection with entering into consulting arrangements, the Company granted options to purchase shares of the Company's common stock to three members of the Board of Directors. Under the Nonqualified Stock Option Agreements, each option provides the holder the right to purchase 200,000 shares of common stock at an option price of $1.00 per share. The options are exercisable in equal increments after each of the first three years in which these board members serve as consultants to the Company. In August 1996, the Company granted an option to purchase 200,000 shares of common stock at an option price of $1.00 per share to a new Director under provisions consistent with the 1993 Option Agreements. At February 28, 1997, options for 600,000 of these shares are vested and exercisable. The options expire ten years after their grant date.

    In June 1993, the Company granted options to purchase shares of the Company's common stock to a senior member of management. The options provide the right to purchase 60,000 shares of common stock at an option price of $1.00 per share after one year of service, and another 60,000
    shares after two years of service.   At February 28, 1997, options for
    these 120,000 shares are vested and exercisable. The options expire ten years after their grant date.

    In January 1997, the Board of Directors modified the options which provide the right to purchase 720,000 shares of common stock by reducing the exercise price from $1.00 per share to $0.40 per share. No compensation cost has been recognized in the Company's financial statements as the modified exercise price approximated the current market value of the stock as of the remeasurement date. Additional compensation cost in relation to this modification has been included in the pro forma amounts below.


                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------


7.  STOCK OPTIONS AND WARRANTS, CONTINUED:

    In April 1996, in connection with the negotiation of the terms of certain credit accommodations to be extended in favor of the Company, the Company granted warrants to a commercial financial institution which entitles the financial institution to purchase 125,000 shares at the exercise price of the lower of $1.00 or the lowest price granted to any other investor ($0.40 per share as at February 28, 1997). The warrants were immediately vested and exercisable upon grant, and expire ten years after their grant date. Financing costs of $63,500 were recognized in 1997 in relation to this grant.

    Information regarding the Company's outstanding stock options and warrants at February 28, 1997 is presented below:

                                                           1997                     1996
                                                 ---------------------      -------------------------
                                                              WEIGHTED                       WEIGHTED
                                                              AVERAGE                        AVERAGE
                                                              EXERCISE                       EXERCISE
                                                     SHARES    PRICE           SHARES         PRICE
                                                 ---------- ----------      ----------     ----------
         Outstanding at beginning of year           720,000   $0.57          720,000          $0.57
         Granted                                    325,000   $0.40             -               -
         Exercised                                     -        -               -               -
         Forfeited                                     -        -               -               -
         Expired                                       -        -               -               -
                                                 ---------- ----------      ----------     ----------

         Outstanding at end of year               1,045,000   $0.52          720,000         $0.57
                                                 ---------- ----------      ----------     ----------
                                                 ---------- ----------      ----------     ----------

         Options exercisable at year-end            845,000                  720,000
                                                 ----------                 ----------
                                                 ----------                 ----------

    The weighted average exercise price in the above table for 1996 and 1997 has been adjusted for modifications of the stock options which occurred in 1997.

    The Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation", in 1997 and has applied APB Opinion 25 and related Interpretations in accounting for its nonqualified stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and earnings per share for the years ended February 28, 1997 and February 29, 1996 would have been reduced to the pro forma amounts indicated below:

                                FEBRUARY 28, 1997      FEBRUARY 29, 1996
                              ----------------------   ---------------------
                                           EARNINGS                 EARNINGS
                                  NET        PER          NET         PER
                                INCOME      SHARE        INCOME      SHARE
                             -----------   ---------  ----------  ----------
         As reported         $  272,932     $0.07     $  29,604      $0.01
         Pro forma           $  220,605     $0.06     $  29,604      $0.01

                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------


7.  STOCK OPTIONS AND WARRANTS, CONTINUED:

    The Black-Scholes option pricing model is a mathematical model by which a fair value of equity instruments at a specified point in time is determined, taking into account the time value of money, the expected volatility of the underlying stock price and other variables.

    The fair value of each of the Company's stock options and warrants is estimated on the grant date using a modified Black-Scholes option pricing model with the following weighted average assumptions: an expected life of 3 years, expected volatility of 40%, a dividend yield of 0%, and a risk free interest rate of 6.14%. Using this model, the weighted average fair value of options and warrants granted or repriced during 1997 was $0.26 per share. Other option valuation models and the use of other assumptions could produce differing option values. This fair value is not necessarily representative of the underlying stock value.

    The effect on the reported net income and earnings per share amounts in the year ended February 28, 1997, the initial year of adoption of SFAS 123, is not considered representative of the effects of the statement on reported net income and earnings per share in future years.

    The following table summarizes information about stock options and warrants outstanding at February 28, 1997:

                                      OPTIONS & WARRANTS OUTSTANDING                       OPTIONS & WARRANTS EXERCISABLE
                             ---------------------------------------------------------   ------------------------------------
              RANGE OF           NUMBER             REMAINING         WEIGHTED AVERAGE       NUMBER          WEIGHTED AVERAGE
           EXERCISE PRICES    OUTSTANDING        CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE        EXERCISE PRICE
         ------------------  -------------      ------------------   -----------------   ---------------    -----------------
              $0.40             520,000              6 YEARS              $0.40              520,000               $0.40
              $0.40             200,000             10 YEARS              $0.40                 -                    -
              $0.40             125,000             10 YEARS              $0.40              125,000               $0.40
              $1.00             200,000              6 YEARS              $1.00              200,000               $1.00
                             -----------                                                   ----------

                              1,045,000                                                      845,000
                             -----------                                                   ----------
                             -----------                                                   ----------

                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------

8.  INCOME TAXES:

    The provision for income taxes for the years ended February 28, 1997 and February 29, 1996 is comprised of the following:

                                                                     1997            1996
    Current:
      Federal                                                    $  93,025       $  9,460
      State                                                         25,630          3,984
                                                                 ---------        -------
                                                                   118,655         13,444
                                                                 ---------        -------
    Deferred:
      Federal                                                       (1,150)        17,968
      State                                                           (610)         1,445
                                                                 ---------       --------
                                                                    (1,760)        19,413
                                                                 ---------       --------
             Total provision                                    $  116,895      $  32,857
                                                                ----------     ----------
                                                                ----------     ----------

The primary components of temporary differences which give rise to deferred tax assets (liabilities) at February 28, 1997 and February 29, 1996 are as follows:

                                                                     1997            1996
Current deferred tax asssets (liabilities):
   Reserve - layaway sales receivable                            $   9,914      $   8,227
   Reserve - inventory valuation                                     6,495          4,330
   Accrued vacation                                                  4,809         11,665
   Pawn service charges receivable                                (133,294)       (88,928)
   Other                                                             4,431          7,868
                                                                  --------      ---------

        Net deferred tax liability, current                      $(107,645)    $  (56,838)
                                                                 ---------    -----------
                                                                 ---------    -----------
Noncurrent deferred tax assets (liabilities):
   Depreciation and amortization                                 $  11,962     $  (13,109)
   Deferred financing costs                                         27,496           -
                                                                 ---------    -----------

        Net deferred tax asset (liability), noncurrent           $  39,458     $  (13,109)
                                                                 ---------     ----------
                                                                 ---------     ----------

                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------


8.  INCOME TAXES, CONTINUED:

    Management has determined that the Company will be able to realize the tax benefit of the net deferred tax asset based on the future reversal of taxable temporary differences.

    The Company's effective tax rate differs from the statutory federal rate of 34% as follows:
                                                     1997           1996

    Tax at statutory federal rate                $  132,541     $  21,237
    State taxes                                      15,183         5,809
    Permanent differences                           (32,454)          -
    Other                                             1,625         5,811
                                                 -----------    ---------
                                                 $  116,895     $  32,857
                                                 -----------    ----------
                                                 -----------    ----------

9.  COMMITMENTS:

    The Company leases its facilities and automobiles under operating leases with terms expiring in fiscal years 1998 through 2005. The two principal stockholders of the Company are the lessor for one of the facilities. The Company subleases to independent parties a portion of its leased properties under noncancelable subleases. Three of the facilities and one of the subleases have five-year renewal options.

    At February 28, 1997, future minimum payments and sublease income under these lease agreements are as follows:

                                   OPERATING LEASES
                              --------------------------
                                RELATED         THIRD                          NET
                                 PARTY         PARTIES        SUBLEASE     COMMITMENT
                              ---------     ------------     -----------   -----------
        1998                  $  72,000     $  158,433      $  21,600     $  208,833
        1999                     72,000        128,500         21,600        178,900
        2000                     72,000        118,595         21,600        168,995
        2001                     72,000         58,750            -          130,750
        2002                     72,000         62,550            -          134,550
        Thereafter               72,000         47,650            -          119,650
                             ----------     ----------      ---------     ----------
                             $  432,000     $  574,478      $  64,800     $  941,678
                             ----------     ----------      ---------     ----------
                             ----------     ----------      ---------     ----------


                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------


9.  COMMITMENTS, CONTINUED:

    Total rent expense and sublease income for the years ended February 28, 1997 and February 29, 1996 are summarized as follows:

                                           1997           1996

    Rent expense:
      Related party                     $  72,000      $  72,000
      Third parties                       210,445        143,458
                                       -----------    ----------

                                          282,445        215,458
    Sublease income                       (87,176)       (62,574)
                                       ------------   -----------

              Net rent expense         $  195,269     $  152,884
                                       -----------    -----------
                                       -----------    -----------

10. ACQUISITIONS:

    On May 1, 1996, the Company acquired substantially all the assets of a pawnshop for $625,000, funded through an increase in its primary line of credit. The significant assets acquired include pawn loans receivable, inventory and furniture and fixtures. This acquisition was recorded using the purchase method.

    The fair value of the acquired assets exceeded the purchase price. A portion of the excess of the fair value of net assets acquired over cost has been applied to reduce the amounts assigned to acquired noncurrent assets. The remaining deferred credit, amounting to $128,775, represents the unallocated portion of the excess of fair value of net assets acquired over cost and is being amortized on the straight-line method over twelve months. At February 28, 1997, the unamortized balance amounted to $32,194.

    Unaudited pro forma financial information, as if the transaction occurred at the beginning of the fiscal years presented, is not available.

11. PROFIT SHARING PLAN:

    Subsequent to year-end the Board of Directors established a profit sharing plan (the Plan) which covers all eligible employees, except for those employees covered by a collective bargaining agreement who have elected to be excluded from the Plan. The Plan provides for contributions to be made from the Company's profit, at the discretion of the Board of Directors, not to exceed 15% of total covered compensation. The Plan was approved for the year ended February 28, 1997. Accordingly, contribution expense of $68,394 has been accrued in the Company's financial statements for 1997.

                                      Continued

                                BEST COLLATERAL, INC.
                            NOTES TO FINANCIAL STATEMENTS

                                   ---------------

12. FOURTH QUARTER ADJUSTMENTS:

    Results for the fourth quarter of 1997 include an expense of $63,500 representing the fair value of warrants issued during the year, in accordance with SFAS 123 (see Note 7). The issuance of the warrants occurred in April 1996 and the expense should have been recorded in the first quarter results of the Company. As a result of this expense, the reported net income in the quarter ended May 31, 1996 would have been $20,794 ($0.01 per share), reflecting the expense of $63,500 net of tax of $25,400, instead of $58,894 ($0.01 per share) as reported.