Form 10QSB
period 1997-05-31
BEST COLLATERAL INC
filed 1997-07-23
CIK 849303

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the three month and quarterly period ended May 31, 1997

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
                            (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,999,990 shares

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            BEST COLLATERAL, INC.
                                 FORM 10-QSB

                                    INDEX

                                                                          Page

Part I. - Financial Information

     Item 1. - Financial Statements

          Balance Sheets as of  May 31, 1997 and February 28, 1997           3

          Statements of Operations for the three months ended
            May 31, 1997 and 1996                                            4

          Statements of Cash Flow for the three months ended
            May 31, 1997 and 1996                                            5

          Notes to Financial Statements                                      6

     Item 2. - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         7

Part II. - Other Information

     Item 1. - Legal Proceedings                                            11

     Item 2. - Changes in Securities                                        11

     Item 3. - Default Upon Senior Securities                               11

     Item 4. - Submission of Matters to a Vote of Securities Holders        11

     Item 5. - Other Information                                            11

     Item 6. - Exhibits and Reports on Form 8-K                             11

     Signature                                                              12

Part I. - Financial Information
Item 1. - Financial Statements

                             BEST COLLATERAL, INC.
                                 BALANCE SHEETS
                    As of May 31, 1997 and February 28, 1997

                                                  May 31, 1997    Feb 28, 1997
                                                   (Unaudited)     (Audited)
                   ASSETS                         ------------    -----------
Curent assets:
  Cash                                              $   83,067     $  179,546
  Pawn service charges receivable                      309,253        307,839
  Pawn loans receivable                              2,176,963      2,180,826
  Layaway sales receivable, net                        291,014        274,153
  Inventory                                            937,872        931,452
  Prepaid expenses and other                            16,592         13,801
                                                    ----------     ----------
      Total current assets                           3,814,761      3,887,617

Property & equipment, net                              404,816        424,897
Deferred tax asset                                      39,458         39,458
Other assets                                            16,888         18,338
                                                    ----------     ----------
Total assets                                        $4,275,923     $4,370,310
                                                    ==========     ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable & accrued expenses               $  206,119     $  206,243
  Income tax payable                                    24,397        109,097
  Accrued interest                                     159,232        157,900
  Bank line of credit                                2,125,216      2,177,216
  Loans from stockholders                              349,434        349,434
  Deferred tax liability                               107,645        107,645
                                                    ----------     ----------
    Total current liabilities                        2,972,043      3,107,535

Convertible notes payable to employee & directors      252,500        252,500
Convertible notes payable to others                    175,000        175,000
                                                    ----------     ----------
      Total liabilities                              3,399,543      3,535,035
                                                    ----------     ----------
Excess of fair value of net assets
  acquired over cost, net                                    0         32,194
                                                    ----------     ----------
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued                           0              0
  Common stock, $.10 par value, 50,000,000 shares
    authorized; 3,999,990 issued & outstanding         399,999        399,999
  Additional paid-in capital                          (257,680)      (257,680)
  Retained earnings                                    734,061        660,762
                                                    ----------     ----------
    Total stockholders' equity                         876,380        803,081
                                                    ----------     ----------
Total liabilities & stockholders' equity            $4,275,923     $4,370,310
                                                    ==========     ==========

                     The accompanying notes are an integral
                       part of these financial statements

Part I. - Financial Information
Item 1. - Financial Statements

                               BEST COLLATERAL, INC.
                             STATEMENTS OF OPERATIONS
                 For the three months ended May 31, 1997 and 1996
                                   (Unaudited)

                                                       1997            1996
                                                    ----------      ---------
Revenues:
  Merchandise sales                                 $  698,193     $  518,692
  Pawn service charges                                 344,012        281,491
  Gold melt income, net                                     0         63,548
                                                    ----------       ---------
    Total revenues                                   1,042,205        863,731

Cost of merchandise sales                             (325,616)      (231,717)
                                                    ----------      ---------
    Revenues net of cost of sales                      716,589        632,014

Selling, general & administrative expenses:
  Store operating expenses                            (396,336)      (344,052)
  Administrative expenses                             (139,979)      (105,412)
                                                    ----------      ---------
    Operating income                                   180,274        182,550

Other income (expense):
  Rental income                                         22,155         20,391
  Interest expense & financing costs                   (74,896)       (59,849)
  Depreciation & amortization                          (33,850)       (31,350)
  Amortization of excess of fair value of
    net assets acquired over cost                       32,194              0
  Other expenses                                       (20,278)       (13,585)
                                                    ----------      ---------
    Income before income taxes                         105,599         98,157

Income tax provision                                   (32,300)       (39,263)
                                                    ----------      ---------
    Net income                                      $   73,299      $  58,894
                                                    ==========      =========

Net income per share of common stock                      $.02           $.01
                                                    ==========      =========

Weighted average shares outstanding                  3,999,990      3,999,990
                                                    ==========      =========












                      The accompanying notes are an integral
                        part of these financial statements

Part I. - Financial Information
Item 1. - Financial Statements

                              BEST COLLATERAL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the three months ended May 31, 1997 and 1996
                                   (Unaudited)

                                                       1997            1996
                                                    ----------      ---------
Cash flows from operating activities:
  Net income                                        $   73,299      $  58,894
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
     Depreciation & amortization                        33,850         31,350
     Amortization of excess of fair value of net
       assets acquired over cost                       (32,194)             0
     Change in assets & liabilities:
       Pawn service charges receivable                  (1,414)           827
       Layaway sales receivable, net                   (16,861)         1,084
       Inventory                                        (6,420)        29,824
       Prepaid expenses & other assets                  (2,191)       (16,061)
       Accounts payable & accrued expenses               1,208        (23,131)
       Income taxes payable                            (84,700)        32,263
                                                    ----------      ---------
       Total adjustments                              (108,722)        56,156
                                                    ----------      ---------
  Net cash (used in) provided by operating activities  (35,423)       115,050
                                                    ----------      ---------
Cash flows from investing activities:
  Loans made, including loans renewed               (1,858,429)    (1,268,097)
  Loans repaid or loans renewed                      1,647,398      1,024,288
  Loans forfeited & transferred to inventory           214,894        136,196
  Purchase of property & equipment                     (12,919)       (32,063)
  Acquisition of pawnshop assets                             0       (625,000)
                                                    ----------      ---------
  Net cash used in investing activities                 (9,056)      (764,676)
                                                    ----------      ---------
Cash flows from financing activities:
  Borrowings under bank lines of credit                160,000      1,068,305
  Repayments of bank lines of credit                  (212,000)      (414,662)
  Repayments of bank term loans                              0        (28,750)
  Borrowings under loans payable to employee & directors     0         74,000
  Repayments of loans payable to employee & directors        0        (51,617)
                                                    ----------      ---------
  Net cash (used in) provided by financing activities  (52,000)       647,276
                                                    ----------      ---------
Net decrease in cash                                   (96,479)        (2,350)
Cash at beginning of period                            179,546         52,417
                                                    ----------      ---------
Cash at end of period                               $   83,067      $  50,067
                                                    ==========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the periods for:
    Interest                                        $   54,396      $  61,768
                                                    ==========      =========
    Income taxes                                    $  119,500      $   7,000
                                                    ==========      =========

                       The accompanying notes are an integral
                         part of these financial statements

Part I. - Financial Information
Item 1. - Financial Statements

                              BEST COLLATERAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete fiscal year financial statements. In the opinion of management, all normal adjustments, including normal recurring accruals, considered necessary for a fair presentation of the results for such interim periods have been included. The results of operations for the periods ended May 31, 1997 and 1996 may not necessarily be indicative of the operating results for the full year.

NOTE 2:  Acquisitions

During the three month period ended May 31, 1996, the Company purchased the assets of a pawnshop. The acquisition has been accounted for as a purchase, and the assets and operations of the acquired store have been included in the accompanying unaudited financial statements subsequent to the date of acquisition.

NOTE 3: Reclassifications

Certain items in previously reported financial statements have been reclassified to conform to the presentation used in this Form 10-QSB. There has been no change to previously reported net income or retained earnings.

Note 4: Other Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and presentation of comprehensive income and its components, specifically the change in equity during a period from transactions and other events and circumstances from non-owner sources, in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. Application of this standard is not expected to have a material effect on the Company's financial position or results of operation.

Part I. - Financial Information
Item 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations


                             BEST COLLATERAL, INC.
                     Management's Discussion and Analysis


PROSPECTIVE INFORMATION

None


RESULTS OF OPERATIONS

The following discussion reflects the results of operations during the three month period ended May 31, 1997 (the "Fiscal 1998 Period") as compared to the results of operations for the three month period ended May 31, 1996 (the "Fiscal 1997 Period"). The discussion should be read in conjunction with the financial statements and related notes.


General

On May 1, 1996, the Company acquired all of the assets of a pawnshop located in San Francisco. The assets acquired included outstanding loans, equipment, trade fixtures, leasehold improvements, customer list, contract rights, transferable licenses, goodwill, trade name, supplies and inventory. The purchase price of $625,000 was financed through a $700,000 increase in the Company's primary bank line of credit. The effect on the Company's balance sheet was the addition of assets comprised of pawn loans receivable of $373,699, pawn service charges receivable of $52,989 and inventory of $327,087. Acquired inventory, not immediately liquidated through wholesale or melting of precious metals, was allocated to Company stores based on inventory requirements and historical sales experience.

As the acquired store was located near another Company store, the acquired assets were consolidated with existing operations. As a result of this consolidation, the Company maximized the positive impact of the acquired assets to its' operating income. While statements of income of the acquired store were unavailable, management estimates that the acquisition added approximately $240,000 to the combined stores' ("Combined Store") annual merchandise sales.

Part I. - Financial Information
Item 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Sales

The 34.6% increase in merchandise sales for the Fiscal 1998 Period is a result of a 23.1% increase in sales for stores operated in the Fiscal 1997 Period ("Comparable Stores") and a 11.5% increase by the Combined Store primarily as a result of the May 1996 acquisition. The Comparable Stores improvement consisted of a $96,538 (143.4%) increase in merchandise sales for two stores opened in November 1995 ("November 1995 Stores") and a $22,922 (5.9%) increase for all other locations.

During the Fiscal 1997 Period, the Company realized $63,548 in net gold melt income primarily from the melting of excess precious metal acquired in the May 1996 acquisition. While income from melting excess precious metal is an aspect of the Company's on-going operations, the amount of revenue derived during the three months ended May 31, 1996 is unusually high. For the three months ended May 31, 1997, the Company did not melt any precious metal as the Company anticipates that any excess inventory will be utilized in connection with the opening or acquisition of a new store during the remainder of fiscal 1998.

Management believes that on-going operations for fiscal 1998 will provide merchandise sales consistent with the results for the three months ended
May 31, 1997. Contributions from new stores will be dependent on the Companys' ability to identify, obtain financing, complete the acquisition or opening of, and successfully operate additional stores.

Gross Profit

While gross profits from merchandise sales improved by $85,602 (29.9%) during the three months ended May 31, 1997, the gross profit percentage (as a percentage of merchandise sales) declined to 53.4% in the Fiscal 1998 Period from 55.4% in the Fiscal 1997 Period. The Combined Store contributed $26,288 (79.2%), the November 1995 Stores contributed $56,321 (147.8%) and all others contributed $2,993 (1.4%).

The reduction in the gross profit percentage is a result of increases in the Company's average loan amounts and management's continued emphasis on improving aggregate inventory turnover through inventory markdowns and clearance sales. For the three month period ended May 31, 1997, aggregate inventory turnover improved to 1.36 compared to 1.27 for the three months ended May 31, 1996.

Part I. - Financial Information
Item 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Pawn Service Charges

The $62,521 (22.3%) increase in revenue from pawn service charges in the Fiscal 1998 Period is a result of a $18,825 (25.8%) increase in the Combined Store pawn service charges revenue and a contribution of $26,121 (118.0%) from the November 1995 Stores and $17,575 (9.5%) from all other locations.

During the Fiscal 1998 Period total pawn loans outstanding decreased by $3,863, although, for the twelve months ended May 31, 1997 pawn loans outstanding increased by $93,441 (16.0%) for the Combined Store, by $204,298 (202.3%) for the November 1995 Stores and $190,478(19.1%) for all other locations. Management believes these increases are a direct result of its willingness to increase its ratio of loan to collateral value and its attention to customer service and positive customer shopping experiences. Management believes total pawn loans outstanding during fiscal 1998 will grow in the range of 4% to 6% compared to the February 28, 1997 balance.

The average annual yield on pawn loans decreased to approximately 63.0% for the three month period ended May 31, 1997 compared to 80.8% for the three month period ended May 31,1996. This decrease is primarily due to an increase in the average loan amount to approximately $87.60 for the Fiscal 1998 Period compared to approximately $71.50 for the Fiscal 1997 Period. Under California law, the effective loan yield decreases as the loan amount goes up. As it remains a goal of management to increase the Companys' aggregate pawn loans outstanding balance and thus its gross pawn service charges revenue through gathering a greater market share of the larger dollar, higher value pawn loans, the average annual yield decrease was expected. Management's intentions are to continue this practice until pawn service charge revenue increases no longer outweigh the increased investment in higher valued pawn loans.

Operating Expenses

Store operating expenses, as a percent of total revenues (net of the income from the precious metal melt in Fiscal 1997), decreased to approximately 38.1% in the Fiscal 1998 Period from 43.0% in the Fiscal 1997 Period. The Fiscal 1998 Period store operating expense percentage for the Combined Store, the November 1995 Stores and all other locations was 30.0%, 44.3% and 38.8%, respectively.

The decrease in the overall store operating expense percentage is primarily a result of improved revenues and operating efficiencies in the Combined Store and the November 1995 Stores. Significant increases in store operating expenses included the cost of additional store personnel, defaulted layaway expense (the percent of defaulted layaway expense to merchandise sales remained approximately the same) and increases in insurance expense.

Corporate administrative expenses, as a percent of total revenues (net of the income from the precious metal melt in Fiscal 1997), increased to approximately 13.5% in the Fiscal 1998 Period compared to 13.2% in the Fiscal 1997 Period. The increase in the Company's administrative expenses was primarily due to the replacement of the Company's accounting manager with a corporate controller and the associated placement and transition costs associated with the change. While administrative expenses will somewhat increase, management believes this makes the Company stronger and better positioned to effectively control continued growth in its operations.

Part I. - Financial Information
Item 2. - Management's Discussion and Analysis of
            Financial Condition and Results of Operations


Liquidity and Capital Resources

During Fiscal 1998, the Company utilized cash available at February 28, 1997 and cash generated from operations to reduce its bank line of credit by $52,000 and pay estimated income taxes of $119,500. This and other changes in the Company's assets and liabilities resulted in a net increase in its working capital of $48,473. Additionally, the Company invested $12,919 for additions to fixed assets.

During Fiscal 1997, the Company invested $625,000 on the acquisition of the assets of a pawnshop and $32,063 for additions to fixed assets. Operational growth in 1997 required $3,031 in additional working capital. The acquisition was funded through a $700,000 increase in the Company's primary line of credit with operational growth funded through cash available at February 29, 1996, net cash provided by operations, loans from an employee and directors and bank borrowings.

In its on-going effort to improve customer service and overall company image, during the second quarter of fiscal 1998 the Company will remodel another of its established stores. While the remodeling will include new display fixtures, flooring, lighting, other interior and exterior improvements, the Company expects that the total cost will be less than $85,000. These improvements are to be financed by internally generated cash flow and the Company's bank line of credit. As the improvements will be completed while continuing store operations, management does expect some decline in its retail merchandise sales, however, it does not expect the decline to be significant.

For continuing operations, the Company's liquidity is greatly affected by the amount of pawn loans outstanding. As it is a Company strategy to increase its average loan portfolio within each store, the Company will continue to be prudently aggressive in its loan policy and seek out opportunities to make larger loans on collateral with greater value. The Company plans to manage growth in its inventory levels such that it will not adversely impact availability of funds for loan growth.

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

The Company believes its cash flow from operations and anticipated renewal and increase in its cash availability under its line of credit will adequately cover its cash needs for operations during fiscal 1998.

Part II. - Other information


Item 1. - Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising from its normal business operations, none of which is expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 2. - Changes in Securities

None

Item 3. - Defaults Upon Senior Securities

None

Item 4. - Submission of Matters to a Vote of Securities Holders

None

Item 5. - Other Information

None

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.  Material Contracts

          NONE

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Best Collateral, Inc.
                                                          (Registrant)

                            DATE: July 14, 1997       /s/ Robert E. Verhoeff
                                                      ----------------------
                                                      Robert E. Verhoeff
                                                      Vice President &
                                                      Chief Financial Officer