Form 10QSB
period 1997-08-31
BEST COLLATERAL INC
filed 1997-10-16
CIK 849303

                  U. S.  SECURITIES  AND  EXCHANGE  COMMISSION
                          Washington, D.C. 20549


                              FORM  10-QSB

(Mark One)

  [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the six month and quarterly period ended  August 31, 1997.

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ____ to ____

         Commission file number 0-17879


                          BEST COLLATERAL, INC.
    (Exact name of small business issuer as specified in its charter)


         COLORADO                                         84-1107903
  ---------------------------                            ------------
 (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                    Identification No.)


2447 MISSION STREET, SAN FRANCISCO, CA                         94110
(Address of principal executive offices)                     (Zip code)


(415) 550-6674
(Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                   ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,999,990 shares

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

                           BEST COLLATERAL, INC.
                              FORM 10-QSB

                                 INDEX

                                                                    Page

Part I.  Financial Information

  Item 1.  Financial Statements

    Balance Sheets as of  August 31, 1997 and February 28, 1997        3

    Statements of Operations for the three and six months ended
       August 31, 1997 and 1996                                        4

    Statements of Cash Flow for the six months ended
      August 31, 1997 and 1996                                         5

    Notes to Financial Statements                                      6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             7

Part II.  Other Information

  Item 1.  Legal Proceedings                                          11

  Item 2.  Changes in Securities                                      11

  Item 3.  Default Upon Senior Securities                             11

  Item 4.  Submission of Matters to a Vote of Securities Holders      11

  Item 5.  Other Information                                          11

  Item 6.  Exhibits and Reports on Form 8-K                           11

           Signature                                                  12

Part I.  Financial Information
Item 1.  Financial Statements

                             BEST COLLATERAL, INC.
                                 BALANCE SHEET

                                                  Aug 31, 1997    Feb 28, 1997
                                                   (Unaudited)     (Audited)
                                                  ------------    ------------
                    ASSETS
Current assets:
  Cash                                              $   71,841     $  179,546
    Pawn service charges receivable                    314,600        307.839
    Pawn loans receivable                            2,287,683      2,180,826
    Layaway sales receivable, net                      284,629        274,153
    Inventory                                          958,682        931,452
    Prepaid expenses and other                          24,585         13,801
                                                    ----------     ----------
      Total current assets                           3,942,020      3,887,617

Property and equipment, net                            450,041        424,897
Deferred tax asset                                      39,458         39,458
Other assets                                            15,595         18,338
                                                    ----------     ----------
Total assets                                        $4,447,114     $4,370,310
                                                    ==========     ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses             $  208,551     $  206,243
  Income tax payable                                    45,797        109,097
  Accrued interest                                     155,033        157,900
  Bank line of credit                                2,245,216      2,177,216
  Loans from stockholders                              349,434        349,434
  Deferred tax liability                               107,645        107,645
                                                    ----------     ----------
    Total current liabilities                        3,111,676      3,107,535

Convertible notes payable to employee & directors      252,500        252,500
Convertible notes payable to others                    175,000        175,000
                                                    ----------     ----------
      Total liabilities                              3,539,176      3,535,035
                                                    ----------     ----------
Excess of fair value of net assets
  acquired over cost, net                                    -         32,194
                                                    ----------     ----------
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued                           -              -
  Common stock, $.10 par value, 50,000,000 shares
    authorized; 3,999,990 issued & outstanding         399,999        399,999
  Additional paid-in capital                          (257,680)      (257,680)
  Retained earnings                                    765,619        660,762
                                                    ----------     ----------
    Total stockholders' equity                         907,938        803,081
                                                    ----------     ----------
Total liabilities and stockholders' equity          $4,447,114     $4,370,310
                                                    ==========     ==========

                     The accompanying notes are an integral
                       part of these financial statements

Part I.  Financial Information
Item 1.  Financial Statements

                             BEST COLLATERAL, INC.
                            STATEMENT OF OPERATIONS
           For the three and six months ended August 31, 1997 and 1996
                                 (Unaudited)

                                   Three Months Ended     Six Months Ended
                                       August 31,             August 31,

                                   1997        1996       1997        1996
Revenues:
  Merchandise sales            $  699,460  $  610,548  $1,397,653  $1,129,240
  Pawn service charges            339,907     295,965     683,919     577,456
  Gold melt income, net                 -      26,950           -      90,498
                               ----------  ----------  ----------  ----------
Total revenue                   1,039,367     933,463   2,081,572   1,797,194

Cost of merchandise sales        (327,143)   (259,050)   (652,759)   (490,767)
                               ----------  ----------  ----------  ----------
Revenues net of cost of
  merchandise sales               712,224     674,413   1,428,813   1,306,427

Selling, general &
  administrative expenses:
    Store operating expenses     (426,607)   (340,697)   (822,943)   (684,749)
    Administrative expenses      (125,254)   (115,731)   (265,233)   (221,143)
                               ----------  ----------  ----------  ----------
Operating income                  160,363     217,985     340,637     400,535

Other income (expense):
  Rental income                    22,155      22,155      44,310      42,546
  Interest expense &
    financing costs               (78,967)    (84,025)   (153,863)   (143,874)
  Depreciation & amortization     (33,650)    (33,100)    (67,500)    (64,450)
  Amortization of excess of
    fair value of net assets
    acquired over cost                  -      32,194      32,194      32,194
  Other expenses                  (16,943)    (29,488)    (37,221)    (43,073)
                               ----------  ----------  ----------  ----------
Income before income taxes         52,958     125,721     158,557     223,878

Income tax provision              (21,400)    (50,287)    (53,700)    (89,550)
                               ----------  ----------  ----------  ----------
Net income                     $   31,558  $   75,434  $  104,857  $  134,328
                               ==========  ==========  ==========  ==========

Net income per share of
  common stock                 $     0.01  $     0.02  $     0.03  $     0.03
                               ==========  ==========  ==========  ==========

Weighted average shares
   outstanding                  3,999,990   3,999,990   3,999,990   3,999,990
                               ==========  ==========  ==========  ==========




                      The accompanying notes are an integral
                        part of these financial statements

Part I.  Financial Information
Item 1.  Financial Statements

                              BEST COLLATERAL, INC.
                            STATEMENTS OF CASH FLOWS
                 For the six months ended August 31, 1997 and 1996
                                   (Unaudited)

                                                        1997          1996
                                                    -----------   -----------
Cash flows from operating activities:
  Net income                                        $   104,857   $   134,328
  Adjustment to reconcile net income to
    net cash provided by operations:
      Depreciation & amortization                        37,009        32,256
      Change in assets & liabilities,
        net of assets acquired:
          Pawn service charges receivable                (6,761)      (24,344)
          Layaway sales receivable                      (10,476)      (28,841)
          Inventory                                     (27,230)      113,614
          Prepaid expenses & other assets                (9,744)      (11,820)
          Accounts payable and accrued expenses            (559)       43,886
          Income taxes payable                          (63,300)       80,350
                                                    -----------   -----------
Total adjustments                                       (81,061)     (205,101)
                                                    -----------   -----------
Net cash provided by operating activities                23,796       339,429
                                                    -----------   -----------
Cash flows from investing activities:
  Loans made, including loans renewed                (3,770,018)   (2,769,072)
  Loans repaid, including loans renewed               3,224,312     2,142,625
  Inventory acquired through defaulted pawn loans       438,849       278,893
  Capital expenditures                                  (92,644)      (60,177)
  Acquisition of pawnshop assets                              -      (625,000)
                                                    -----------   -----------
Net cash used in investing activities                  (199,501)   (1,032,731)
                                                    -----------   -----------
Cash flows from financing activities:
  Borrowings under bank line of credit                  390,000     1,355,505
  Repayments of bank line of credit borrowings         (322,000)     (612,252)
  Repayments of bank debt                                     -       (57,500)
  Borrowings under loans payable to officers &
    directors                                                 -       105,879
  Repayments under loans payable to officers &
    directors                                                 -       (54,817)
                                                    -----------   -----------
  Net cash provided by financing activities              68,000       736,815
                                                    -----------   -----------
Net (decrease) increase in cash                        (107,705)       43,513
Cash at beginning of period                             179,546        52,417
                                                    -----------   -----------
Cash at end of period                               $    71,841   $    95,930
                                                    ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $   149,562   $   118,508
                                                    ===========   ===========
    Income taxes                                    $   119,500   $     3,300
                                                    ===========   ===========

                       The accompanying notes are an integral
                         part of these financial statements

Part I. Financial Information
Item 1. Financial Statements

                          BEST COLLATERAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete fiscal year financial statements. In the opinion of management, all normal adjustments, including normal recurring accruals, considered necessary for a fair presentation of the results for such interim periods have been included. The results of operations for the periods ended August 31, 1997 and 1996 may not necessarily be indicative of the operating results for the full year.

Note 2:  Acquisitions

During the six month period ended August 31, 1996, the Company purchased the assets of a pawnshop. The acquisition has been accounted for as a purchase, and the assets and operations of the acquired store have been included in the accompanying financial statements subsequent to the date of acquisition.

Note 3:  Reclassifications

Certain items in previously reported financial statements have been reclassified to conform to the presentation used in this Form 10-QSB. There has been no change to previously reported net income or retained earnings.

Note 4:  Other Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement establishes standards for reporting and presentation of comprehensive income and its components, specifically the change in equity during a period from transactions and other events and circumstances from non-owner sources, in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. Application of this standard is not expected to have a material effect on the Company's financial position or results of operations.

On June 30, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information". FAS 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of FAS 131.

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


                           BEST COLLATERAL, INC.
                   Management's Discussion and Analysis


PROSPECTIVE INFORMATION

Effective September 1, 1997, the Company entered into a lease agreement for an available property in Northern California. The Company expects to complete capital improvements, obtain all required licenses and begin operations near the end of the third fiscal quarter. Merchandise requirements will be primarily filled by existing available inventory with additional merchandise obtained on a consignment basis. Funds for capital improvements will be financed through the Company's bank line of credit.

On September 8, 1997, the Company acquired all of the assets of a pawnshop located in Northern California. The assets acquired included outstanding pawn loans and accrued interest, equipment, trade fixtures, leasehold improvements, contract rights, transferable licenses, goodwill, trade name and supplies. The purchase price of $35,865 was financed through the Company's bank line of credit.

The approximate effect on the Company's balance sheet is the addition of assets comprised of pawn loans receivable of $16,000, pawn service charges receivable of $4,000 and furniture and equipment of $15,865. Merchandise requirements will be primarily filled by existing available inventory with additional merchandise obtained on a consignment basis. Upon completion of a detailed valuation of the assets acquired, some purchase price allocation adjustment may be necessary.


RESULTS OF OPERATIONS

The following discussion reflects the results of operations during the three and six month period ended August 31, 1997 (the "Fiscal 1998 Periods") as compared to the results of operations for the three and six month period ended August 31, 1996 (the "Fiscal 1997 Periods"). The discussion should be read in conjunction with the financial statements and related notes.

General

On May 1, 1996, the Company acquired all of the assets of a pawnshop located in Northern California. The assets acquired included outstanding loans, equipment, trade fixtures, leasehold improvements, customer list, contract rights, transferable licenses, goodwill, trade name, supplies and inventory. The purchase price of $625,000 was financed through a $700,000 increase in the Company's primary bank line of credit. The effect on the Company's balance sheet was the addition of assets comprised of pawn loans receivable of $373,699, pawn service charges receivable of $52,989 and inventory of $327,087. Acquired inventory, not immediately liquidated through wholesale or melting of precious metals, was allocated to Company stores based on inventory requirements and historical sales experience.

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


General (continued)

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

Sales

The 14.6% and 23.8% increase in merchandise sales for the Fiscal 1998 Periods is a result of a 9.8% and 17.3% increase in sales for stores operated in the Fiscal 1997 Period ("Comparable Stores") and a 46.3% and 68.8% increase by the Combined Store primarily as a result of the May 1996 acquisition. The Comparable Stores improvement consisted of a $42,034 (48.9%) and $138,572 (90.4%) increase in merchandise sales for two stores opened in November 1995 ("November 1995 Stores") and a $9,426 (2.2%) and $32,348 (3.9%) increase for all other locations.

During the six months ended August 31, 1996, the Company realized $90,498 in net gold melt income primarily from the melting of excess precious metal acquired in the May 1996 acquisition. While income from melting excess precious metal is an aspect of the Company's on-going operations, the amount of revenue derived during that six months is unusually high. For the six months ended August 31, 1997, the Company did not melt any precious metal as the Company anticipates that any excess inventory will be absorbed by inventory requirements of the store acquired in September 1997 and additional anticipated store opening or acquisition during the remainder of fiscal 1998.

Management believes that on-going operations for fiscal 1998 will provide merchandise sales consistent with the results for the three and six month period ended August 31, 1997. Contributions from new stores will be dependent on the Company's ability to identify, obtain financing, complete the acquisition or opening of, and successfully operate additional stores.


Gross Profit

While gross profits from merchandise sales improved by $20,819 (6.0%) and $106,421 (16.7%) during the fiscal 1998 Periods, the gross profit percentage (as a percentage of merchandise sales) decreased to 53.3% in the Fiscal 1998 Periods compared to 57.6% and 56.6% in the Fiscal 1997 Periods. The Combined Store contributed $5,173 (10.6%) and $31,468 (38.6%), the November 1995 Stores contributed $20,865 (41.6%) and $77,186 (87.4%) while all others declined by $5,219 (-2.1%) and $2,233
(-0.5%).

The reduction in the gross profit percentage is a result of increases in the Company's average loan amounts. For the six month period ended August 31, 1997, aggregate inventory turnover declined to 1.30 compared to 1.54 for the six months ended August 31, 1996.

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


Pawn Service Charges

The $43,942 (14.9%) and $106,463 (18.5%) increase in revenue from pawn service charges in the Fiscal 1998 Periods is a result of a $10,505 (13.8%) and $29,330 (19.7%) increase in the Combined Store pawn service charges revenue, a contribution of $23,903 (83.4%) and $50,024 (98.5%) from the November 1995 Stores and $9,534 (5.0%) and $27,109 (7.2%) from all other locations.

Since February 28, 1997, pawn loans outstanding have increased by $106,857 (4.9%). The average annual yield on pawn loans decreased to approximately 61.7% for the six month period ended August 31, 1997 compared to 77.8% for the six month period ended August 31,1996. This decrease is primarily due to an increase in the average loan amount to approximately $92.55 for the six month period ended August 31, 1997 compared to approximately $76.03 for the six month period ended August 31, 1996. Under California law, the effective loan yield decreases as the loan amount goes up. As it remains a goal of management to increase the Company's aggregate pawn loans outstanding balance and thus its gross pawn service charges revenue through gathering a greater market share of the larger dollar, higher value pawn loans, the average annual yield decrease was expected. Management's intentions are to continue this practice until pawn service charge revenue increases no longer outweigh the increased investment in higher valued pawn loans.

Operating Expenses

Store operating expenses, as a percent of total revenues (net of the income from the precious metal melt in Fiscal 1997), were approximately 41.1% and 39.6% in the Fiscal 1998 Periods compared to 37.6% and 40.2% in the Fiscal 1997 Periods. For the six months ended August 31, 1997, the store operating expense percentage for the Combined Store, the November 1995 Stores and all other locations were 31.8%, 49.1% and 39.2%, respectively.

In anticipation of opening or acquiring several locations in the third fiscal period, the Company had increased second fiscal period costs related to the recruitment and hiring of extra store level managerial and staff employees. This directly contributed to the increased store operating expense percentage for the three months ended August 31, 1997. The decrease in the overall store operating expense percentage for the six months ended August 31, 1997 is primarily a result of improved revenues and operating efficiencies in the Combined Store and the November 1995 Stores. Store operating expense increases included the addition of store personnel, defaulted layaway expense (the percent of defaulted layaway expense to merchandise sales remained approximately the same) and increases in insurance and advertising costs.

Corporate administrative expenses, as a percent of total revenues (net of the income from the precious metal melt in Fiscal 1997), decreased to approximately 12.1% and 12.8% in the Fiscal 1998 Periods compared to 12.8% and 13.0% in the Fiscal 1997 Periods. Increases in the Company's administrative expenses were primarily due to the replacement of the Company's accounting manager with a corporate controller, the hiring of a human resource specialist and the associated placement and transition costs associated with these additions.

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


Liquidity and Capital Resources

During the six month period ended August 31, 1997, the Company utilized cash available at February 28, 1997, cash generated from operations and $68,000 in additional borrowings on its bank line of credit to fund its pawn loan growth and finance capital expenditures of $92,644. This and other changes in the Company's assets and liabilities resulted in a net increase in its working capital of $50,262.

During the six months ended August 31, 1996, the Company invested $625,000 on the acquisition of the assets of a pawnshop and $60,177 for additions to fixed assets. Operational growth in those six months required $180,681 in additional working capital. The acquisition was funded through a $700,000 increase in the Company's primary line of credit with operational growth funded through cash available at February 29, 1996, net cash provided by operations, loans from an employee and directors and bank borrowings.

During the third fiscal quarter, the Company will remodel and construct leasehold improvements on the pawnshop acquired on September 8, 1997 and the location associated with the September 1, 1997 lease. The remodeling and leasehold improvements will include new display fixtures, flooring, lighting, and other interior and exterior improvements. The Company expects that the total improvement cost for these two locations of approximately $175,000 will be financed by internally generated cash flow and the Company's bank line of credit.

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

The annual renewal of the Company's bank line of credit on August 1, 1997, has been extended by the bank to November 1, 1997 while the Company and the bank discuss an increase in the availability under the line of credit. The Company believes its cash flow from operations and anticipated renewal and increase in its cash availability under its line of credit will adequately cover its cash needs for operations during fiscal 1998.

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

                                                Best Collateral, Inc.
                                                ---------------------
                                                    (Registrant)


Date   October 14, 1997                         /s/ Robert E. Verhoeff
                                                ------------------------
                                                 Robert E. Verhoeff
                                                 Vice President and
                                                 Chief Financial Officer