Form 10QSB
period 1997-11-30
BEST COLLATERAL INC
filed 1998-01-15
CIK 849303

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB

(Mark One)

 [ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

        For the nine-month and quarterly period ended November 30, 1997

 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from      to
                                       ----     ---
        Commission file number 0-17879


                             BEST COLLATERAL, INC.
      (Exact name of small business issuer as specified in its charter)


               COLORADO                                  84-1107903
     --------------------------------                ------------------
    (State or other jurisdiction                       (IRS Employer
     of incorporation or organization)               Identification No.)


     2447 MISSION STREET, SAN FRANCISCO, CA                    94110
    (Address of principal executive offices)                 (Zip code)


                             (415) 550 - 6674
                         (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes:  X     No:
     ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,024,990 shares

Transitional Small Business Disclosure Format (check one):  Yes:      No:  X
                                                                 ---      ---

                             BEST COLLATERAL, INC.
                                 FORM 10-QSB

                                    INDEX

                                                                         Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets as of November 30, 1997
                   and February 28, 1997                                    3

                  Statements of Operations for the three
                    and nine months ended November 30, 1997 and 1996        4

                  Statements of Cash Flows for the nine months
                    ended November 30, 1997 and 1996                        5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           7

Part II.  Other Information

         Item 1.  Legal Proceedings                                        11

         Item 2.  Changes in Securities                                    11

         Item 3.  Default Upon Senior Securities                           11

         Item 4.  Submission of Matters to a Vote of
                    Securities Holders                                     11

         Item 5.  Other Information                                        11

         Item 6.  Exhibits and Reports on Form 8-K                         12

                  Signature                                                12

Part I. Financial Information
Item 1. Financial Statements
                             BEST COLLATERAL, INC.
                                BALANCE SHEETS

                                    November 30, 1997       February 28, 1997
              ASSETS                   (Unaudited)               (Audited)
Current assets:
  Cash                                   $    8,645              $  179,546
  Pawn service charges receivable           326,464                 307,839
  Pawn loans receivable                   2,433,394               2,180,826
  Layaway sales receivable, net             322,737                 274,153
  Inventory                                 989,519                 931,452
  Prepaid expenses and other assets          88,482                  13,801
                                         ----------              ----------
    Total current assets                  4,169,241               3,887,617

Property and equipment, net                 609,555                 424,897
Deferred tax assets                          39,458                  39,458
Other assets                                 14,142                  18,338
                                         ----------              ----------
Total asset                              $4,832,396              $4,370,310
                                         ==========              ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses  $  161,113              $  206,243
  Income tax payable                         57,136                 109,097
  Accrued interest1                         153,250                 157,900
  Bank line of credit                     2,645,216               2,177,216
  Loans from stockholders                   349,434                 349,434
  Deferred tax liability                    107,645                 107,645
                                         ----------              ----------
    Total current liabilities             3,473,794               3,107,535

Convertible notes payable to employee
  and director                              252,500                 252,500
Convertible notes payable to others         150,000                 175,000
                                         ----------              ----------
Total liabilities                         3,876,294               3,535,035
                                         ----------              ----------
Excess of fair value of net assets
  acquired over cost, net                       ---                  32,194
                                         ----------              ----------
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued              ---                     ---
  Common stock, $.10 par value, 50,000,000
    shares authorized; 3,999,990 shares
    at February 28 and 4,024,990 at
    November 30 issued and outstanding      402,499                 399,999
  Additional paid-in capital               (235,180)               (257,680)
  Retained earnings                         788,783                 660,762
                                         ----------              ----------
Total stockholders' equity                  956,102                 803,081
                                         ----------              ----------
Total liabilities & stockholders equity  $4,832,396              $4,370,310
                                         ==========              ==========

   The accompanying notes are an integral part of these financial statements

Part I. Financial Information
Item 1. Financial Statements
                              BEST COLLATERAL, INC.
                            STATEMENTS OF OPERATIONS
          For the three and nine months ended November 30, 1997 and 1996
                                  (Unaudited)

                             Three Months Ended         Nine Months Ended
                                November 30,               November 30,
                              1997         1996         1997         1996
Revenues:
  Merchandise sales        $  742,813   $  804,652   $2,140,466   $1,933,892
  Pawn service charges        360,694      325,748    1,044,613      903,204
  Gold melt income, net         3,608        4,028        3,608       94,526
                           ----------   ----------   ----------   ----------
    Total revenues          1,107,115    1,134,428    3,188,687    2,931,622

Cost of merchandise sales    (328,967)    (336,609)    (981,726)    (827,376)
                           ----------   ----------   ----------   ----------
Revenues net of cost of
  merchandise sales           778,148      797,819    2,206,961    2,104,246

Selling, general and
  administrative expenses:
    Store operating expenses (439,695)    (382,701)  (1,262,638)  (1,067,450)
    Administrative expenses  (171,497)    (122,872)    (436,730)    (344,015)
                           ----------   ----------   ----------   ----------
Operating income              166,956      292,246      507,593      692,781

Other income (expense):
  Rental income                25,075       22,221       69,385       64,767
  Interest expense and
    financing costs           (78,534)     (74,296)    (232,397)    (218,170)
  Depreciation & amortization (46,956)     (35,850)    (114,456)    (100,300)
  Amortization of excess of
    Fair value of net assets
    acquired over cost            ---       32,193       32,194       64,387
  Other expenses              (19,077)     (23,162)     (56,298)     (66,235)
                           ----------   ----------   ----------   ----------
Income before income taxes     47,464      213,352      206,021      437,230

Income tax provision          (24,300)     (85,343)     (78,000)    (174,893)
                           ----------   ----------   ----------   ----------
Net income                 $   23,164   $  128,009   $  128,021   $  262,337
                           ==========   ==========   ==========   ==========


Income per share of
  common stock             $     0.01   $     0.03   $     0.03   $     0.07
                           ==========   ==========   ==========   ==========
Weighted average shares
  Outstanding               4,024,990    3,999,990    4,008,323    3,999,990
                           ==========   ==========   ==========   ==========






   The accompanying notes are an integral part of these financial statements

Part I. Financial Information
Item 1. Financial Statements
                              BEST COLLATERAL, INC.
                             STATEMENTS OF CASH FLOWS
                 For the nine months ended November 30, 1997 and 1996
                                  (Unaudited)

                                                    1997              1996
Cash flows from operating activities:
  Net income                                  $   128,021         $  262,337
  Adjustments to reconcile net income to
    net cash (used in)provided by operations:
      Depreciation and amortization                82,262             38,462
    Change in assets and liabilities:
      Pawn service charges receivable             (14,917)           (35,782)
      Layaway sales receivable, net               (48,584)          (100,296)
      Inventory                                   (58,067)            34,546
      Prepaid expenses and other assets           (73,041)               618
      Accounts payable and accrued expenses       (49,780)           (54,061)
      Income taxes payable                        (51,961)           164,593
                                              -----------         ----------
        Total adjustments                        (214,088)            48,080
                                              -----------         ----------
Net cash (used in) provided by operating
  activities                                      (86,067)           310,417
                                              -----------         ----------
Cash flows from investing activities:
  Loans made, including loans renewed          (5,857,340)        (4,529,288)
  Loans repaid, including loans renewed         4,942,304          3,556,128
  Inventory acquired through defaulted
    pawn loans                                    678,235            513,518
  Capital expenditures                           (280,168)           (80,280)
  Acquisition of pawn shop assets                 (35,865)          (625,000)
                                              -----------         ----------
Net cash used in investing activities            (552,834)        (1,164,922)
                                              -----------         ----------
Cash flows from financing activities:
  Borrowings under bank line of credit            840,000          1,978,308
  Repayments of bank line of credit borrowings   (372,000)          (706,360)
  Repayments of bank debt                             ---           (410,416)
  Borrowings under loans payable to officer
    and directors                                     ---            105,879
  Repayments under loans payable to officer
    and directors                                     ---            (87,949)
                                              -----------         ----------
  Net cash provided by financing activities       468,000            879,462

Net (decrease) increase in cash                  (170,901)            24,957
Cash at beginning of period                       179,546             52,417
                                              -----------         ----------
Cash at end of period                         $     8,645         $   77,374
                                              -----------         ----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                  $   226,130          $ 228,993
                                              -----------         ----------
    Income taxes                              $   156,451          $  10,150
                                              -----------         ----------
  Conversion of note payable to equity        $    25,000                ---
                                              -----------         ----------

   The accompanying notes are an integral part of these financial statements

Part I. Financial Information
Item 1. Financial Statements
                              Best Collateral, Inc.
                          Notes to Financial Statements
                                November 30, 1997
                                   (Unaudited)

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete fiscal year financial statements. In the opinion of management, all normal adjustments, including normal recurring accruals, considered necessary for a fair presentation of the results for such interim periods have been included. The results of operations for the periods ended November 30, 1997 and 1996 may not necessarily be indicative of the operating results for the full year.

Note 2:  Acquisitions

During the nine month period ended November 30, 1997 and 1996, the Company purchased the assets of pawnshops. The acquisitions have been accounted for as a purchase, and the assets and operations of the acquired stores have been included in the accompanying unaudited financial statements subsequent to the date of acquisition.

Note 3:  Reclassifications

Certain items in previously reported financial statements have been reclassified to conform to the presentation used in this Form 10-QSB. There has been no change to previously reported net income or retained earnings.

Note 4:  Other Recent Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard becomes effective for periods ending after December 15, 1997. Management is currently evaluating the requirements of SFAS No. 128.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and presentation of comprehensive income and its components, specifically the change in equity during a period from transactions and other events and circumstances from non-owner sources, in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. Application of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Management is currently evaluating the requirements of SFAS No. 131.

Part I. Financial Information
Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                               Best Collateral, Inc.
                        Management's Discussion and Analysis

PROSPECTIVE INFORMATION

Effective December 22, 1997, the Company renewed its bank line of credit with Bank of America, NA (the "Bank"). Since its' original expiration date of August 1, 1997, the line of credit due date has been extended by the Bank while terms and conditions for a new line of credit were negotiated.

The renewed line of credit provides a credit limit of four million dollars ($4,000,000) and an interest rate at the Bank's Reference Rate (8.5% at December 22, 1997) plus 1.25%. The old line of credit had a credit limit of three million dollars ($3,000,000) and an interest rate at the Bank's Reference Rate plus 1.5%. Interest continues to be payable monthly and all borrowings and accrued interest are due August 1, 1998.

RESULTS OF OPERATIONS

The following discussion reflects the results of operations during the three and nine month periods ended November 30, 1997 (the "Fiscal 1998 Periods") as compared to the results of operations for the three and nine month periods ended November 30, 1996 (the "Fiscal 1997 Periods"). The discussion should be read in conjunction with the financial statements and related notes.

General

On September 8, 1997, the Company acquired all of the assets of a pawnshop located in Northern California. The assets acquired included outstanding pawn loans and accrued interest, equipment, trade fixtures, leasehold improvements, contract rights, transferable licenses, goodwill, trade name, and supplies. The effect on the Company's balance sheet was the addition of assets comprised of pawn loans of $15,767, pawn service charges of $3,714 and equipment and trade fixtures of $16,384. The purchase price of $35,865 was financed through the Company's bank line of credit.

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

Part I. Financial Information
Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Sales

The 7.7% decrease in merchandise sales for the three months ended November 30, 1997 and 10.7% increase for the nine months ended November 30, 1997 is a result of 11.3% decrease and 9.2% increase, respectively, in merchandise sales for stores operated in the Fiscal 1997 Periods ("Comparable Stores") and a 3.9% and 1.4% contribution by the store acquired in September 1997 ("New Store"). The Comparable Stores results consisted of a $428 (0.0%) and $138,998 (49.8%) increase for two stores opened in November 1995 ("November 1995 Stores"), a $39,073 (-25.4%) decrease and $58,423 (19.8%) increase by the Combined Store and a $51,834 (-9.9%) and $19,486 (-1.5%) decrease for all other locations.

During the nine months ended November 30, 1997 and 1996, the Company realized $3,608 and $94,526, respectively, in net gold melt income. The 1996 income was primarily from the melting of excess precious metal acquired in the May 1996 acquisition. While income from melting excess precious metal is an aspect of the Company's on-going operations, the amount of revenue derived during the nine month period ended November 30, 1996 is unusually high and is not indicative of future results.

The decline in merchandise sales in the three months ended November 30, 1997 was due to several factors including a dilution in the experience level of the store sales staff caused by the hiring and training of employees to fill new store staff positions, the disruption of normal store operations caused by store remodeling, and the tightening of the qualifications for recording layaway sales. Management believes that as the Company continues to seek out growth opportunities it will require additional management to oversee its on-going operations and position the Company for future growth. The Company is actively engaged in searching for a qualified individual with experience in managing a multi-store environment.


Gross Profit

While gross profits from merchandise sales declined by $54,197 (-11.6%) during the three months ended November 30, 1997 and increased by $52,224 (4.8%) for the nine months ended November 30, 1997, the gross profit percentage (as a percentage of merchandise sales) decreased to 55.8% and 54.2% in the Fiscal 1998 Periods compared to 58.2% and 57.3% in the Fiscal 1997 Periods. In the Fiscal 1998 Periods the November 1995 Stores contributed $64,947 at a gross profit percentage ("GPP") of 51.6% and $230,450 (GGP of 55.2%), the Combined Store contributed $58,267 (GGP of 50.7%) and $171,086 (GGP of 48.3%), the New Store contributed $18,582 (GGP of 64.9%) and all others contributed $272,050 (GGP of 57.5%) and $738,622 (GGP of 55.2%).

In addition to the effect resulting from a reduction in the daily oversight of on-going operations, the decline in the gross profit percentage is a result of increases in the Company's average loan amounts (see discussion under Pawn Service Charges). Due primarily to the reduced merchandise sales, aggregate inventory turnover for the nine-month period ended November 30, 1997 declined to 1.38 compared to 1.53 for the nine months ended November 30, 1996.

Part I. Financial Information
Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Pawn Service Charges

The $34,946 (10.8%) and $141,409 (15.7%) increase in revenue from pawn service charges in the Fiscal 1998 Periods is a result of a decrease of $2,293 (-2.4%) for the three month period ended November 30, 1997 and an increase of $27,037 (11.0%) for the nine months ended November 30, 1997 in the Combined Store, an increase of $26,723 (78.7%) and $76,748 (90.6%) in the November 1995 Stores, a contribution of $5,715 from the New Store and an increase of $4,801 (2.5%) and $31,909 (5.6%) in all other locations.

Since February 28, 1997, pawn loans outstanding increased by $252,568 (11.6%). Comparable Store pawn loans outstanding grew by $218,203 (10.0%) and the New Store grew by $18,598 (118.0%). The loans obtained in the September acquisition added $15,767 during the nine-month period ended November 30, 1997. The average annual yield on pawn loans decreased to 61.2% for the nine month period ended November 30, 1997 compared to 69.8% for the nine month period ended November 30,1996.

The decline in the Company's average annual yield is attributable to an increase in its average loan amount to approximately $93.48 for the nine months ended November 30, 1997 compared to approximately $87.49 for the nine months ended November 30, 1996. Under California law, the effective loan yield decreases as the loan amount goes up. As it remains a goal of management to increase the Company's aggregate pawn loans outstanding balance and thus its gross pawn service charges revenue through gathering a greater market share of the larger dollar, higher value pawn loans, the average annual yield decrease was expected. Management's intentions are to continue this practice until pawn service charge revenue increases no longer outweigh the increased investment in higher valued pawn loans.


Operating Expenses

Store operating expenses, as a percent of total revenues (net of the gold melt income), were 39.9% and 39.7% in the Fiscal 1998 Periods compared to 33.9% and 37.7% in the Fiscal 1997 Periods. Comparable Stores increased to 38.6% and 39.2% in the Fiscal 1997 Periods while the New Store operating expenses were approximately 79.7% during the three months ended November 30, 1997.

In anticipation of opening or acquiring several locations in the third fiscal period, the Company had increased costs related to the recruitment and hiring of extra store level managerial and staff employees. This directly contributed to the increased store operating expense percentage for the three and nine months ended November 30, 1997. Store operating expense increases included the addition of store personnel, defaulted layaway expense (the percent of defaulted layaway expense to merchandise sales remained approximately the same) and increases in insurance and advertising costs.

Part I. Financial Information
Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Corporate administrative expenses, as a percent of total revenues (net of the gold melt income), increased to approximately 15.6% and 13.8% in the Fiscal 1998 Periods compared to 10.9% and 12.2% in the Fiscal 1997 Periods. Increases in the Company's administrative expenses were primarily due to the replacement of the Company's accounting manager with a corporate controller, the hiring of a human resource specialist and the associated placement and transition costs associated with these additions and the Company engaging a marketing firm to assist in the development of a comprehensive and cohesive marketing program.


Liquidity and Capital Resources


During the nine month period ended November 30, 1997, the Company utilized cash available at February 28, 1997 and $468,000 in net additional borrowings on its bank line of credit to fund its pawn loan growth, finance capital expenditures of $280,168 and the September 1997 acquisition of $35,865. This and other changes in the Company's assets and liabilities resulted in a net decrease in its working capital of $84,635.

During the nine months ended November 30, 1997, the Company invested $625,000 on the acquisition of the assets of a pawnshop and $80,280 for additions to its fixed assets. Operational growth in those nine months required $57,478 in additional working capital. The acquisition was funded through a $700,000 increase in the Company's primary line of credit with operational growth funded through cash available at February 29, 1996, net cash provided by operations, loans from an employee and directors and bank borrowings.

During the third fiscal quarter, the Company remodeled and constructed leasehold improvements on the pawnshop acquired on September 8, 1997 and the location associated with a September 1, 1997 lease. The remodeling and leasehold improvements included new display fixtures, flooring, lighting, and other interior and exterior improvements. The associated expenditures were the prime contributor to the additions in property and equipment.

In September 1997, a holder of the Company's convertible note payable elected to convert their note into common stock of the Company. The conversion of the note, which had a maturity date of April 30, 2000, resulted in the issuance of 25,000 shares of the Company's common stock and the reduction in its long-term convertible notes payable and annual interest expense of $25,000 and $2,500, respectively.

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


Item 1. Legal Proceedings

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holders

         None

Item 5.  Other Information

         None

Part II. Other Information
Item 6.  Exhibits and Reports on Form 8-K


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

                                                    Best Collateral, Inc.
                                                    ---------------------
                                                         (Registrant)


    Date:  January 13, 1998                         /s/  Robert E. Verhoeff
                                                    -----------------------
                                                      Robert E. Verhoeff
                                                      Vice President and
                                                      Chief Financial Officer