Form 10KSB
period 1998-02-28
BEST COLLATERAL INC
filed 1998-06-01
CIK 849303

                    U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington, D.C. 20549

                                  FORM  10-KSB
(Mark One)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For fiscal year ended  February 28, 1998.

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____ to ____

Commission file number:  0-17879

                             BEST COLLATERAL, INC.
                  (Name of small business issuer in its charter)

             COLORADO                                         84-1107903
    (State or other jurisdiction                            (IRS Employer
    f incorporation or organization)                      Identification No.)

    2447 MISSION STREET, SAN FRANCISCO, CA                            94110
    (Address of principal executive offices)                       (Zip code)

                 (Issuer's telephone number):  (415) 550-6674

         Securities registered under Section 12(b) of the Exchange Act:  NONE

            Securities registered under Section 12(g) of the Exchange Act:
                          $.10 Par Value Common Stock
                                (Title of class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  [ X ]   No [   ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [ X ]

    State issuer's revenues for its most recent fiscal year:  $4,310,761

    State the aggregate market value of the voting stock held by non-
affiliates of the registrant:   There is no established public trading market
for the registrant's Common Stock.

    State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:       4,024,990 shares

    Documents incorporated by reference: Definitive proxy statement to be filed on or before June 26, 1998, containing information required in Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format (Check one):
        Yes [   ]No [ X ]

                             BEST COLLATERAL, INC.
                          YEAR ENDED FEBRUARY 28, 1998
                              INDEX TO FORM 10-KSB


PART I

Item                                                                     Page
 No.                                                                      No.
____                                                                     ____

  1.  Business  .....................................................       1
  2.  Properties  ...................................................       7
  3.  Legal Proceedings  ............................................       8
  4.  Submission of Matters to a Vote of Security Holders ...........       8

PART II

  5.  Market for Common Equity and Related Stockholder
          Matters  ..................................................       8
  6.  Management's Discussion and Analysis or Plan of
          Operation  ................................................       8
  7.  Financial Statements  ..........................................     13
  8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  .......................     13

PART III

  9.  Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act  ..............................................     14
 10.  Executive Compensation  ........................................     14
 11.  Security Ownership of Certain Beneficial Owners
           and Management  ...........................................     14
 12.  Certain Relationships and Related Transactions  ................     14

PART IV

 13.  Exhibits and Reports on Form 8-K  ..............................     14

SIGNATURES

PART I

Item 1.  Business

General

    The Company is a specialty financial and retail services business engaged in owning and operating collateralized lending and previously-owned merchandise retail outlets, also known as pawnshops. Pawnshops function as convenient sources of consumer loans and as value-oriented retailers primarily of previously-owned merchandise. A major growth strategy of the Company involves the acquisition of existing pawnshops as well as establishing new locations. Since March 1, 1993, the Company has acquired seven pawnshops, two of which were consolidated with an existing location, and has established two new outlets. As of February 28, 1998, the Company owns and operates nine pawnshops located in California. The Company's principal executive offices are located at 2447 Mission Street, San Francisco, California 94110 and its telephone number is (415) 550-6674.

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

    Pledged property is held through the term of the loan, which, in California, is four months with a ten day grace period unless otherwise earlier repaid or renewed. In excess of 80% of the loans made by the Company are paid in full with accrued service charges or are renewed after payment of the accrued service charges. In the event that the borrower does not pay the loan in full or renew the loan by the end of the ten day grace period, all borrower's right, title and interest in the pledged property is forfeited and vests in the Company. The forfeited, or unredeemed, property then becomes inventory available for sale in the retail operations of the pawnshop.


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

    As pawn loans are made without the borrower's personal liability, no element of credit investigation or evaluation is involved. Instead, the Company relies on its evaluation of the pledged personal property, and the possibility of its forfeiture, as a basis for its lending decision. The Company contracts for a pawn service charge to compensate it for the making of a loan. For the fiscal year ended February 28, 1998, pawn service charges accounted for approximately 33.1% of the Company's total revenues and 47.8% of its "net revenues", defined as total revenues less the cost of merchandise sold. The Company's procedure for making a loan is as follows:

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

    All of the Company's nine locations as of February 28, 1998 are located in California. Maximum interest and pawn service charges are set by the California Financial Code. On an annualized basis, the effective interest rate currently ranges from 1,800% on a $1 loan to 21.7% on a $2,499 loan. Loans of $2,500 or more are not regulated. During fiscal 1998, loans made by the Company were outstanding for a maximum period of four months and eleven days and were generally repaid or renewed at an earlier date. While the annualized interest rate for the full term on an $95.00 loan (the Company's approximate average loan in fiscal 1998) is about 54.7%, due to payment or renewal before the end of the loan term, the Company's actual average

    Collateral Not Redeemed (continued): annualized rate was approximately 61.3%. The Company believes its pawn service charges comply with the rates promulgated in the California Financial
Code.

    The table below shows the dollar amount of loans made (including renewals), loans acquired, loans repaid or renewed and loans forfeited for the Company for the years ended February 28, 1998 and 1997 and February 29, 1996:

                                          1998          1997         1996
Loans made                            $ 8,024,493   $ 6,445,292  $ 3,890,472
Loans acquired                             15,767       373,699            -
Loans repaid or renewed                (6,762,502)   (5,155,064)  (3,157,525)
Loans forfeited                          (953,976)     (729,234)    (461,358)
                                       ----------    ----------   ----------
Net increase in pawn loans
  outstanding at fiscal year end      $   323,782   $   934,693  $   271,589
                                       ==========    ==========   ==========

Loans paid or renewed as a percent
  of loans made                             84.3%         80.0%        81.2%
                                       ==========    ==========   ==========

    As of February 28, 1998, the Company had 26,736 loans outstanding with an aggregate balance outstanding of $2,504,608 for an average of $93.68 per loan outstanding.

Retail Operation

    The Company engages in the sale of unredeemed goods acquired when a pawn loan is not repaid, used goods purchased from the general public and to a minor extent new goods acquired from vendors. New goods consist primarily of accessory merchandise which enhances the marketability of unredeemed goods, such as watch bands, television remote controls and antennas and clasps for chains and bracelets. For the year ended February 28, 1998, gross profit from sales of inventory was approximately 52.1% of the Company's net revenues.

    The Company does not give its customers any warranties on the used merchandise sold. The Company accepts major credit cards and has a credit program whereby a customer purchasing jewelry may, on approved credit, take the merchandise with them and make payments over time. This program is administered by a major bank which approves the credit and accepts responsibility to collect the payments without recourse to the Company. Additionally, the Company allows its customers to purchase inventory on a "layaway" plan whereby the customer agrees to purchase an item by making an initial cash deposit representing a small part of the selling price (generally 10% - 20%) and agrees to make additional, non-interest bearing, payments on the balance of the selling price in accordance with a specified schedule. The Company then separates the layaway item from its inventory and holds the item until the selling price is paid in full. The Company records layaways as a sale at the time of receiving the initial cash deposit. Should the customer fail to make a required payment, the item is returned to inventory at original cost and all previous payments forfeited to the Company. To cover the difference between the inventory's original cost and the remaining layaway sales receivable upon forfeiture, the Company provides for an allowance against outstanding layaway receivables. At February 28, 1998, the Company had layaway sales receivable of $263,727 with an allowance for the net cost on potential forfeited layaways of $13,249.

    The Company's inventory is stated at the lower of cost (specific identification) or market (net realizable value). Inventory consists of merchandise acquired from forfeited loans, merchandise purchased directly from the public and new merchandise purchased from vendors. The Company provides an allowance for obsolescence and valuation based on management's evaluation of the condition and salability of the merchandise. At February 28, 1998, total stated value of inventory on hand was $1,053,101, after deducting $39,796 for the allowance.


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

Employees

    Each pawnshop has a manager and assistant manager who are responsible for supervising store personnel, assuring that the store is run in accordance with the Company's established policies and procedures, and for operating their store according to performance parameters consistent with the Company's store operating plan. Store managers report to a Regional Manager of the Company.

    At February 28, 1998, the Company had 49 employees. Of the total employees, five were administrative and forty-four were store level. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be satisfactory.

    The Company's training program for new pawnshop employees consists primarily of supervised on-the-job loan and sales experience conducted with Company policies and procedures. New employee orientation also includes formal jewelry sales and collateral evaluation training sessions, complete with manuals and video presentations. Employee and employer conduct and responsibilities are set forth in the Company's employee manual.

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


Future Expansion

    During fiscal 1998, the Company continued its strategy of expansion by acquiring one and opening one pawnshop in northern California. The Company's objective is to continue to expand the number of pawnshops it owns and operates primarily through acquiring existing pawnshops which, based on management's assessment, can benefit from the Company's management and operations expertise, or establishing new locations that meet the Company's strategic requirements. Management believes that such expansion will allow the Company to realize greater efficiency in its supervision, administration and marketing by decreasing the overall average cost of these activities per store.

    The Company expects to concentrate its expansion in areas where it believes the regulatory, demographic and competitive characteristics are conducive to a successful pawnshop operation. In identifying potential pawnshop acquisitions, the Company places emphasis on those with favorable lease arrangements, with outstanding loan balances which provide sufficient pawn service charge income to cover most of the store level fixed operating costs, where inventory and loans outstanding primarily consist of jewelry and where the store is strategically located in an area with significant foot traffic and easily accessible by public transportation. For start-up locations, favorable lease arrangements, strategic location and improving geographic density will constitute the primary decision criteria. Utilizing this criteria, the Company opened one location in the third quarter of fiscal 1998.

    Since March 1, 1993, the Company acquired the operating assets of four stores, and acquired the pawn loans, and thus the customer base, of two other stores which were closed and incorporated into an existing location. In all acquisitions, the Company conducted its due diligence and negotiated the general terms of an asset purchase agreement. Upon taking a physical count of all inventory and loan collateral, final terms of the purchase agreement were negotiated and, within several days, the transaction was closed. After the date of closing, inventory on hand was entered into, and new loan transactions were processed through, the Company's point-of-sale/point-of-pawn computer system. This methodology is expected to guide the Company through its future acquisitions.

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

    As all the Company's stores are within California, the Company is primarily affected by the California Business and Professions Code and Financial Code. These statutes prescribe, among other things, the term and maximum rates of interest which a pawnshop may charge for certain loans. Additionally, as a condition precedent to the issuance or renewal of a pawnbroker's license, an applicant must file a pawnbroker's two-year nonrevocable surety bond in the amount of $20,000 per store. As a condition precedent to the issuance of a new pawnbroker's license (holders of secondhand dealers' licenses, actively engaged as a pawnbroker as of October 3, 1993, such as the Company, are not affected by this requirement), an applicant must file a financial statement, reviewed and signed by a California Certified Public Accountant, confirming the applicant has at least $100,000 in the form of liquid assets readily available for use in the business or an applicant may post a nonrevocable surety bond in the amount of $100,000.

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

    At the local level, each of the Company's pawnshops voluntarily or pursuant to municipal ordinances provide, to the police department having jurisdiction, copies of all daily transactions involving pawn loans and goods purchased from the general public. These daily transaction reports are designed to provide local police with a detailed description of the goods involved, including serial numbers, if any, and the name and address of the pawnor obtained from a valid identification card. These tickets are used by law enforcement agencies to determine rightful ownership. Goods held to secure pawn loans or goods purchased which are determined to belong to an owner other than the borrower or seller are subject to recovery by the rightful owner. While a risk exists that pledged or acquired merchandise may be subject to claims of the rightful owner, historically, the Company has not experienced a material number of claims of this sort and the claims of this sort which the Company has experienced have not had a material adverse affect on the Company's results of operations.

Item 2. Properties

    As of April 30, 1998, the Company owned and operated nine pawnshops in California. All of its locations are operated under non-cancelable operating leases. Leased facilities are generally leased for a term of five years with one or more options to renew. The Company's existing leases expire in fiscal years 1999 through 2008. All leases provide for specific periodic rental payments. Most leases require the Company to maintain the property and pay the cost of insurance and taxes.

    One of the Company's pawnshop locations and it's corporate offices are owned by the Company's two principal stockholders. These properties are leased on a monthly basis and provide for market rental rates. At two other locations, the Company subleases to independent parties a portion of its leased property under a non-cancelable sublease.

    The following table sets forth, as of May 27, 1998, the geographic markets served by the Company and the number of locations in such markets:

                                                  Number of Locations in Area
                                                  ---------------------------
    California:
        San Francisco                                          4
        San Bruno                                              1
        San Mateo                                              1
        Vallejo                                                1
        Sacramento                                             1
        Marysville                                             1
                                                            ----
                                                               9
                                                            ====

    The Company considers its equipment, furniture and fixtures to be in good condition. Property insurance is maintained on each of its locations in accordance with the terms of each lease. Additionally, the Company carries other business insurance on its inventories, pawn loan collateral and for general liability.

Item 3. Legal Proceedings

    No material legal proceedings to which the Company is a party or to which the property of the Company is subject are pending or, to the knowledge of management, is threatened.


Item 4. Submission Of Matters To A Vote Of Security Holders

    No matter was submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


PART II


Item 5. Market For Common Equity And Related Stockholder Matters

    There is no established public trading market for the Company's common stock.

    As of April 22, 1998, there were 138 shareholders' of record of the Company's common stock. The total public float of the Company's common stock is 113,756 shares, approximately 2.8% of the 4,024,990 shares issued and outstanding.

    Information contained under the caption "Stock Options and Warrants" on page F-12 of this Form 10-KSB is incorporated herein by reference in response to this Item 5.


Item 6. Management's Discussion And Analysis Or Plan Of Operations


    The following is a discussion of the Company's financial condition, changes in its financial condition, and its results of operations for the two fiscal years ended February 28, 1997 and 1998 (designated as "1997" and "1998", respectively). This discussion should be read in conjunction with the financial statements, related notes and other information included elsewhere in this report.


Cautionary Factors That May Affect Future Results

    In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends which may affect the Company's future operating results and financial position. Such statements can be identified by their use of words such as "expects," "plans," "will," "estimates," "forecasts," "projects" and other words of similar meaning. These statements are subject to risks and uncertainties that could cause the Company's actual results and financial position to differ materially. Influential factors include, but are not limited to: a change in economic conditions in the markets served by the Company which could affect the level of demand for pawn loans or previously owned merchandise; a greater-than-anticipated competitive environment resulting from the entrance into the California market by a large pawnshop chain; a change in the regulatory environment including, but not limited to, a change in the allowable interest rate structure or a reduction in the ability to obtain required licenses and a limit on available investment capital which may affect the Company's ability to meet its growth expectations.

    The Company does not assume the obligation to update any forward-looking statement. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from the Company's prior results or its forward-looking statements. One should carefully evaluate such statements in light of factors described in the Company's filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB and 8-K (if any).

Liquidity and Capital Resources

    During 1998, the Company invested $35,865 on the acquisition of the assets of a pawnshop and $328,030 for additions to its fixed assets. Working capital decreased by $78,575 as the Company used its line of credit to help finance its capital improvements. The acquisition was funded through the Company's primary line of credit. Operational growth was funded through net revenues, cash available at February 28, 1997 and bank borrowings.

    During 1998, the Company renewed its revolving line of credit arrangement with Bank of America, NA and increased its availability to four million dollars ($4,000,000). Borrowings under this line of credit bear interest at the Bank's Reference Rate (8.5% at February 28, 1998) plus 1.25%. Interest is payable monthly and all borrowings and accrued interest are due August 1, 1998. As of February 28, 1998, the amount outstanding under this line of credit was $2,874,716 and it is management's expectation that the arrangement will be renewed by the bank upon its due date.

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

    During 1997, the Company entered into a three million dollar ($3,000,000) revolving line of credit arrangement with Bank of America, NA. The new line was used to consolidate all of the Company's existing lines of credit and bank term loans and provide additional working capital. Until its renewal in 1998, borrowings under the line of credit bore interest at the Bank's reference rate plus 1.5%.

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

Results of Operations

1998 vs. 1997

Sales and Gross Profit

    Merchandise sales in 1998 increased by $230,893 (8.8%) over 1997 as a result of a $143,759 (5.5%) increase in sales for stores open in excess of one year ("Comparable Stores") and a $87,134 (3.3%) contribution by stores open less than one year ("New Stores"). Management expects that the on-going operations of Comparable Stores will provide sales increases in the range of 4% to 8%. Continued contributions from New Stores will be dependent on the Company's ability to identify, obtain financing for, complete the acquisition or establishment of, and successfully operate additional stores.

    Other revenues consist primarily of net income derived from the melting of excess precious metal. While income from melting excess precious metal is an aspect of the Company's on-going operations, due to the quantity of excess inventory obtained in a May 1996 acquisition, the amount of revenue derived in 1997 is higher than is typically expected and should not be counted on in future periods.

    While gross profits from merchandise sales increased by $114,201 (8.0%), the gross profit percentage (as a percentage of merchandise sales), declined to 54.0% in 1998 from 54.4% in 1997. Comparable Stores gross profits increased by $62,596 (4.4%) while their gross profit percentage declined to 53.9% and New Stores contributed gross profits of $51,605 at a gross profit percentage of 59.3%.


Pawn Service Charges

    The 1998 increase in revenue from pawn service charges over 1997 of $174,736 (14.0%) is a result of a $152,114 (12.2%) increase in Comparable Stores pawn service charges and a contribution of $22,622 (1.6%) from New Stores.

    Pawn loans outstanding increased by $323,782 (14.9%) during the 1998 period. Comparable Store pawn loans outstanding grew by $224,954 (10.4%) while the store obtained in the September acquisition added $58,314 ($15,767 at time of acquisition) and the store opened in November added $40,514. The average annual yield on pawn loans decreased to approximately 61.3% in 1998 compared to 68.4% and 76.5% in 1997 and 1996, respectively. This decrease is primarily due to an increase in the average loan amount to $95.00 from $80.00 in 1997 and $60.00 in 1996. Under California law, the effective loan yield decreases as the loan amount goes up. As it has been a goal of management, through gathering a greater market share of the higher value pawn loans in its different marketplaces, to increase the Company's aggregate pawn loan outstanding balance and thus its gross pawn service charges revenue, the average annual yield decrease was expected. Management's intentions are to continue this practice until such point in time as the gross pawn service charges revenue increases no longer outweigh the increased investment in higher valued pawn loans.

Operating Expenses

    Store operating expenses, as a percent of total revenues, were approximately 40.1% in 1998 compared to 38.1% in 1997 and 41.8% in 1996. Comparable Stores operating expense were 38.6%, 36.8% and 39.2% in 1998, 1997 and 1996, respectively. New Stores operating expenses were 98.5%, 63.3% and 81.2% during the same periods.

    The fluctuation in the overall operating expense percentage is a result of the Company's practice of adding additional managerial personnel in anticipation of new store openings or acquisitions. Employees are placed into existing stores and trained on the Company's computer system, its operating policies and procedures, how to evaluate pawn collateral and on general industry information. Until it gains greater mass, management expects that similar small changes in the Company's overall operating expense percentage will continue as the Company adds new employees in anticipation of adding locations. As the Company continues to improve the operations of stores it has acquired and increase operations of newly established stores as they mature, it is expected that store operating expenses as a percent of total revenues will decline, for those stores.

    Corporate administrative expenses, as a percent of total revenues, was approximately 15.6% in 1998 compared to 12.3% in 1997 and 15.4% in 1996. Significant changes in the components of administrative expenses during 1998 compared to 1997 were increased payroll and transition costs associated with the replacement of the Company's accounting manager with a corporate controller, the addition of a district stores manager and human resource administrator and costs incurred with the conceptual development of a cohesive marketing program.


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

    Other revenues consist primarily of net income derived from the melting of excess precious metal. While income from melting excess precious metal is an aspect of the Company's on-going operations, the amount of revenue derived in 1997 is higher than is typically expected due to the quantity of excess inventory obtained in a May 1996 acquisition.


    While gross profits from merchandise sales increased by $367,449 (34.3%), gross profit percentage (as a percentage of merchandise sales), declined to 54.4% in 1997 from 55.1% in 1996. Comparable Stores gross profits increased by $206,016 (19.2%) while their gross profit percentage declined to 53.7% and New Stores contributed gross profits of $161,433 at a gross profit percentage of 60.7%.

      Pawn Service Charges

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

    The overall reduction in the Comparable Stores operating expense percentage is a result of continued improvements in store operating productivity. The high store operating expense percentage for New Stores in 1997 and 1996 is primarily due to the impact of the first year of operations for two newly established stores opened in the third quarter of 1996. As the Company continues to improve the operations of stores it has acquired and increase operations of newly established stores as they mature, it is expected that store operating expenses as a percent of total revenues will decline, for those stores.

    Corporate administrative expenses, as a percent of total revenues, decreased to approximately 12.3% in 1997 from 15.4% in 1996 and 21.9% in 1995. While, as more stores are acquired or established, the Company will need to increase its overall administrative expenditures, management's goal is to continue to reduce the percentage of administrative expense in relationship to the Company's total revenues. No significant changes occurred in the components of administrative expenses during 1997 compared to 1996.

Item 7. Financial Statements


     The following financial statements of the Company are included as part of this Form 10-KSB:

                                                                         Page

    Report of Independent Accountants  .................................  F-1

    Financial Statements:

        Balance Sheets  ................................................  F-2

        Statements of Operations  ......................................  F-3

        Statements of Stockholders' Equity  ............................  F-4

        Statements of Cash Flows  ......................................  F-5

    Notes to Financial Statements  .....................................  F-6


Item 8. Changes In And Disagreements With Accountants On Accounting and Financial Disclosure

    There have been no changes in or disagreements with accountants on accounting and financial disclosure during the Company's two most recent fiscal years.

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of The Exchange Act

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 26, 1998.

Item 10.  Executive Compensation

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 26, 1998.

Item 11.  Security Ownership Of Certain Beneficial Owners And Management

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 26, 1998.

Item 12.  Certain Relationships And Related Transactions

    Information with respect to this Item is incorporated by reference to the Company's definitive proxy statement, to be filed on or before June 26, 1998.

Item 13.  Exhibits and Reports On Form 8-K

(a)  Exhibits

     3.  Articles of Incorporation and Bylaws

         (a) Articles of Incorporation are incorporated by reference to the Exhibits to the Registrant's Registration Statement on
              Form S-18, Registration  No. 33-27926-D.

         (b) Amendments to the Articles of Incorporation are incorporated by reference to the Exhibits to the Registrant's Report on Form 8-K dated June 17, 1992 (on file at the Commissions' Washington, D.C. office, file # 0-17879).

         (c) Articles of Merger are incorporated by reference to Exhibits to the Registrant's Report on Form 8-K dated June 17, 1992 (on file at the Commissions' Washington, D.C. office, file # 0-17879).

         (d) Bylaws are incorporated by reference to the Exhibits to the Registrant's, Registration Statement on Form S-18, Registration No. 33-27926-D.

    10.  Material Contracts

         (a) Lease (as amended) dated March 31, 1967, between the Registrant and the Hearst Corporation is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993 (on file at the Commissions' Washington, D.C. office, file # 0-17879).

         (b)  Lease dated October 15, 1991, between the registrant and Ronald
              J. Verber and the Iscoff Family Trust (both affiliates of the Company) is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993 (on file at the Commissions' Washington, D.C. office, file # 0-17879).

         (c) Employment Agreement dated June 17, 1992, between the Registrant and Ronald J. Verber, a Director and Officer of the Registrant is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993 (on file at the Commissions' Washington, D.C. office, file # 0-17879).

         (d) Form of Non-Qualified Stock Option Agreement with Messes. Bartlett, Gans and Strobin, Directors of the Registrant is incorporated by reference to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1993 (on file at the Commissions' Washington, D.C. office, file # 0-17879).

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

         (j) Business Loan Agreement and Promissory Note dated February 3, 1994, between the Registrant and Wells Fargo Bank, NA incorporated by reference to the Exhibits to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1994.

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

         (q) Business Loan Agreement dated September 9, 1996 between the Registrant and Bank of America N.A. is incorporated by reference to the Exhibits to the Registrant's Form 10-KSB for the fiscal year ended February 28, 1997.


(b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEST COLLATERAL, INC.                                            May 28, 1998

By  /s/  Ronald J. Verber                         By  /s/  Robert E. Verhoeff
    ---------------------                             -----------------------
    Ronald J. Verber                                  Robert E. Verhoeff
    President and Chief Executive Officer             Vice President and
                                                      Chief Financial Officer

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                              Date

/s/  Ronald J. Verber                                            May 28, 1998
-----------------------
Ronald J. Verber              President and Chairman
                              of the Board of Directors

/s/  Robert E. Verhoeff                                          May 28, 1998
-----------------------
Robert E. Verhoeff            Vice President and
                              Chief Financial Officer

/s/  Michael K. White                                            May 28, 1998
-----------------------
Michael K. White              Controller

/s/  Roean Iscoff                                                May 28, 1998
-----------------------
Roean Iscoff                  Vice President,
                              Secretary and Director

/s/  Flora B. Verber                                             May 28, 1998
-----------------------
Flora B. Verber               Vice President
                              and Director

/s/  David B. Verber                                             May 28, 1998
-----------------------
David B. Verber               Vice President
                              and Director

/s/  John P. Carver                                              May 28, 1998
-----------------------
John P. Carver                Director

/s/  Martin S. Gans                                              May 28, 1998
-----------------------
Martin S. Gans                Director

/s/  Edward A. Strobin                                           May 28, 1998
-----------------------
Edward A. Strobin             Director

                             BEST COLLATERAL, INC.
                    REPORT ON AUDITS OF FINANCIAL STATEMENTS
                  for the years ended February 28, 1998 and 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Best Collateral, Inc.:

We have audited the accompanying balance sheets of Best Collateral, Inc. as of February 28, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Best Collateral, Inc. as of February 28, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





San Francisco, California
April 6, 1998

                              BEST COLLATERAL, INC.
                                 BALANCE SHEETS
                            February 28, 1998 and 1997

                                                     1998            1997
                ASSETS
Current assets:
  Cash                                           $   139,304     $   179,546
  Pawn service charges receivable                    327,185         307,839
  Pawn loans receivable                            2,504,608       2,180,826
  Layaway sales receivable, net of
    allowances of $13,249 in 1998 and
    $46,000 in 1997, respectively                    250,479         274,153
  Inventory, net of allowance of $39,796 in
    1998 and $15,000 in 1997, respectively         1,053,101         931,452
  Income taxes receivable                             74,538               -
  Prepaid expenses and other                          39,049          13,801
                                                  ----------      ----------
    Total current assets                            4,388264       3,887,617
Property and equipment, net                          614,510         424,897
Deferred tax assets                                   10,318          39,458
Other assets                                          12,528          18,338
                                                  ----------      ----------
      Total asset                                $ 5,025,620     $ 4,370,310
                                                  ==========      ==========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank loans                                     $ 2,874,716     $ 2,177,216
  Accounts payable and accrued expenses              209,465         206,243
  Income tax payable                                       -         109,097
  Accrued interest1                                  167,800         157,900
  Loans from stockholders                            349,434         349,434
  Deferred tax liability                              65,861         107,645
                                                  ----------      ----------
    Total current liabilities                      3,667,276       3,107,535
Convertible notes payable to employee
  and director                                       327,500         327,500
Convertible notes payable to others                   75,000         100,000
                                                  ----------      ----------
    Total liabilities                              4,069,776       3,535,035
                                                  ----------      ----------
Excess of fair value of net assets
  acquired over cost, net                                  -          32,194
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued                         -               -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 4,024,990 and 3,999,990
    shares issued and outstanding as of
    February 28, 1998 and 1997, respectively         402,499         399,999
  Additional paid-in capital                        (235,180)       (257,680)
  Retained earnings                                  788,525         660,762
                                                  ----------      ----------
    Total stockholders' equity                       955,844         803,081
                                                  ----------      ----------
      Total liabilities & stockholders equity    $ 5,025,620     $ 4,370,310
                                                  ==========      ==========

   The accompanying notes are an integral part of these financial statements

                              BEST COLLATERAL, INC.
                            STATEMENTS OF OPERATIONS
                  for the years ended February 28, 1998 and 1997


                                                     1998            1997
Revenues:
  Merchandise sales                              $ 2,880,096     $ 2,649,203
  Pawn service charges                             1,426,704       1,251,968
  Gold melt income, net                                3,961          98,631
                                                  ----------      ----------
    Total revenues                                 4,310,761       3,999,802

Cost of merchandise sales                         (1,324,663)     (1,207,971)
                                                  ----------      ----------
    Revenues net of cost of sales                  2,986,098       2,791,831

Selling, general and administrative expenses:
  Store operating expenses                        (1,727,164)     (1,524,315)
  Administrative expenses                           (670,320)       (489,635)
                                                  ----------      ----------
    Operating income                                 588,614         777,881

Other income (expense):
  Rental income                                       88,620          87,176
  Interest expense and financing costs              (321,132)       (362,599)
  Depreciation and amortization                     (158,211)       (134,150)
  Amortization of excess of fair value of net
    Assets acquired over cost                         32,194          96,581
  Other expenses                                     (60,369)        (75,062)
                                                  ----------      ----------
                                                    (418,898)       (388,054)
                                                  ----------      ----------
    Income before income taxes                       169,716         389,827

Income tax provision                                 (41,953)       (116,895)
                                                  ----------      ----------
    Net income                                   $   127,763     $   272,932
                                                  ==========      ==========


Income per share of common stock, basic          $      0.03     $      0.07
                                                  ==========      ==========
Income per share of common stock, diluted        $      0.04     $      0.07
                                                  ==========      ==========
Weighted average shares outstanding used in
  the basic income per share calculation           4,012,490       3,999,990
                                                  ==========      ==========
Weighted average shares outstanding used in
  the diluted income per share calculation         4,012,490       3,999,990
                                                  ==========      ==========





   The accompanying notes are an integral part of these financial statements

                             BEST COLLATERAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   for the years ended February 28, 1998 and 1997



                              Common Stock
                          ---------------------
                                               Additional
                            Number               Paid-in   Retained
                          of Shares  Par Value  Capital    Earnings   Total
                          ---------  --------  ---------   --------  --------
Balance at February 28,
  1996                    3,999,990  $399,999  $(321,180)  $387,830  $466,649

Issuance of warrants to
  purchase common stock
  (Note 7)                        -         -     63,500          -    63,500

Net Income for the year
  ended February 28, 1997         -         -          -    272,932   272,932
                          ---------  --------  ---------   --------  --------
Balance at February 28,
  1997                    3,999,990   399,999   (257,680)   660,762   803,081
                          ---------  --------  ---------   --------  --------
Stock issued for
  convertible debt
  (Note 6)                   25,000     2,500     22,500          -    25,000

Net income for the year
  ended February 28, 1998         -         -          -    127,763   127,763
                          ---------  --------  ---------   --------  --------
Balance at February 28,
  1998                    4,024,990  $402,499  $(235,180)  $788,525  $955,844
                          =========  ========  =========   ========  ========






















   The accompanying notes are an integral part of these financial statements

                              BEST COLLATERAL, INC.
                            STATEMENTS OF CASH FLOWS
                  for the years ended February 28, 1998 and 1997

                                                     1998            1997
Cash flows from operating activities:
  Net income                                     $   127,763      $  272,932
  Adjustments to reconcile net income to
      net cash (used in)provided by operating
      activities:
    Depreciation and amortization                    158,211         134,150
    Amortization of excess of fair value of
      net assets acquired over cost                  (32,194)        (96,581)
    Financing costs relating to issuance of
      warrants                                             -          63,500
    Change in assets and liabilities:
      Pawn service charges receivable                (19,042)        (49,473)
      Layaway sales receivable, net                   23,674        (118,912)
      Income taxes payable and receivable, net      (184,406)         96,653
      Inventory                                     (121,649)         68,426
      Prepaid expenses and other assets              (19,438)         40,306
      Accounts payable and accrued expenses           13,122          51,931
      Deferred taxes                                 (11,873)         (1,760)
                                                 -----------      ----------
        Total adjustments                           (193,595)        188,240
Net cash (used in) provided by operating         -----------      ----------
  activities                                         (65,832)        461,172
Cash flows used in investing activities:
  Loans made, including loans renewed             (8,024,493)     (6,445,292)
  Loans repaid, including loans renewed            6,762,502       5,155,064
  Loans forfeited and transferred to inventory       953,976         729,234
  Purchase of property and equipment                (328,030)        (83,267)
  Acquisition of pawn shop assets                    (35,865)       (625,000)
                                                 -----------      ----------
Net cash used in investing activities               (671,910)     (1,269,261)
Cash flows from financing activities:
  Repayment of loans to directors                          -         (34,677)
  Borrowings under bank lines of credit            1,127,000       2,323,338
  Repayments of bank lines of credit                (429,500)       (943,027)
  Repayments of bank term loans                            -        (410,416)
                                                 -----------      ----------
  Net cash provided by financing activities          697,500         935,218
                                                 -----------      ----------
Net (decrease) increase in cash                      (40,242)        127,129
Cash at beginning of year                            179,546          52,417
                                                 -----------      ----------
Cash at end of year                              $   139,304      $  179,546
                                                 ===========      ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                     $   278,151      $  323,570
                                                 ===========      ==========
    Income taxes                                 $   224,500      $    4,200
                                                 ===========      ==========
  Conversion of notes payable to equity          $    25,000               -
                                                 ===========      ==========

   The accompanying notes are an integral part of these financial statements

1.   Organization:

       Best Collateral, Inc. (the Company) is engaged in acquiring, establishing and operating pawnshops which lend money on the security of pledged tangible personal property. The Company currently operates nine stores in Northern California.

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

     Layaways:

       Layaway sales are recorded as sales upon receipt of the initial payment. The sales amount less the initial payment is recorded as a receivable and classified as a current asset. If the receivable is not paid as agreed, the layaway defaults and the layaway item reverts back to inventory at original cost. Amounts already paid on the defaulted layaways are considered income and are not returned to the buyer. The Company provides an allowance for layaway sales receivable based on management's estimate of the amount by which uncollectible receivables would exceed the cost of the items reverting back to inventory.

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

     Property and Equipment:

       Property and equipment are recorded at cost. Depreciation expense is generally provided using the straight-line method over the estimated lives of the assets or the related lease terms, whichever is less. Estimated lives are as follows:

       Equipment	5 years
       Furniture and fixtures	5 years
       Leasehold improvements	4-10 years

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

     Net Income Per Common Share:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share. Under the new standards, basic earnings per share is computed based on the weighted average number of common shares outstanding and excludes any potential dilution; diluted earnings per share reflects potential dilution from the exercise or conversion of securities into common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and earlier adoption is not permitted. The financial statements presented have been prepared in accordance with SFAS No. 128 and earnings per share data for all prior periods presented have been restated to conform with current year presentation.

       For the years ended February 28, 1998 and 1997, the diluted net income per share calculation excludes effects of outstanding stock options and warrants as such inclusion would be antidilutive.

       The following table provides reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the prior two years.

                                                        1998         1997
Basic:
  Earnings:
    Net income applicable to basic earning
      per share calculation                          $  127,763   $  272,932

  Weighted average number of shares outstanding:
    Common shares                                     4,012,490    3,999,990
                                                     ----------   ----------
      Net income per share - basic                   $     0.03   $     0.07
                                                     ==========   ==========

Diluted:
  Earnings:
    Net income applicable to basic earning
      per share calculation                          $  127,763   $  272,932
    Add:  Interest relating to 10% convertible
          subordinated notes                             24,188       23,450
          Interest relating to 8% convertible
          subordinated notes                              5,550        5,180
                                                     ----------   ----------
    Net income applicable to diluted earning
      per share calculations                         $  157,501   $  301,502
                                                     ==========   ==========

  Weighted average number of shares outstanding:
    Common shares                                     4,012,490    3,999,990
    Additional shares outstanding assuming
      conversion of 10% convertible subordinated
      notes                                             310,000      335,000
    Additional shares outstanding assuming
      conversion of 8% convertible subordinated
      notes                                              92,500       92,500
                                                     ----------   ----------
Weighted average number of shares outstanding,
  as adjusted                                         4,414,990    4,427,490
                                                     ----------   ----------

        Net income per share - diluted               $     0.04   $     0.07
                                                     ==========   ==========

2.   Summary of Significant Accounting Policies, continued:

     Reclassifications:

       Certain amounts in the 1997 financial statements have been reclassified to correspond to the 1998 presentation. These reclassifications did not affect previously reported net income or retained earnings.


     Income Taxes:

       The Company reports income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires an asset and liability approach in accounting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

2.   Summary of Significant Accounting Policies, continued:

     Other Recent Pronouncements:

       In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and presentation of comprehensive income and its components, specifically the change in equity during a period from transactions and other events and circumstances from non-owner sources, in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. Application of this standard is not expected to have a material effect on the Company's financial position or results of operations.

       In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Application of this standard is not expected to have a material effect on the Company's financial position or results of operations.

       In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Application of this standard is not expected to have a material effect on the Company's financial position or results of operations.

3.   Property and Equipment:

       Major classifications of property and equipment at February 28, 1998 and 1997 were as follows:
                                                        1998         1997

       Equipment                                     $  272,649     $184,056
       Furniture and fixtures                           466,191      264,824
       Leasehold improvements                           488,026      433,573
                                                      ---------      -------
                                                      1,226,866      882,453
       Accumulated depreciation                        (612,356)    (457,556)
                                                      ---------      -------
                                                     $  614,510     $424,897
                                                      =========      =======

       Depreciation expense amounted to $154,800 and $130,751 for 1998 and 1997, respectively.

4.   Bank Loans:
                                                        1998         1997
     Prime plus 1.25%, $4,000,000 revolving
     line of credit available through maturity
     at August 1, 1998, interest due monthly,
     collteralized by all inventory and receivables
     of the Company, guaranteed by the Company's two
     principle stockholders.                           $2,874,716  $2,177,216
                                                       ==========  ==========

       The bank loan contains covenants, including the requirements of a minimum current ratio, a maximum debt to worth ratio and profitable operations each quarter. At February 28, 1998 and February 28, 1997, the prime rate was 8.50% and 8.25% per annum, respectively.

5.   Loans from Related Parties:

       Certain stockholders of the Company have made uncollateralized loans to the Company in the amount of $349,434 at February 28, 1998 and 1997. The loans are subordinate to the facilities covered under the bank loan agreements, are due on demand and bear annual interest at the prime rate (8.50% at February 28, 1998).

       Total interest expense related to loans from related parties for the years 1998 and 1997 was $29,632 and $28,828, respectively.

6.   Convertible Notes:

       At February 28, 1998, the Company had outstanding a $92,500 convertible note payable to an employee bearing annual interest at 8%. This note was issued in connection with the acquisition of a pawnshop in fiscal 1994, prior to the seller becoming an employee of the Company. During the year, this note was renewed and is now due on June 30, 1999. This note may be converted into the Company's common stock for $1.00 per share at the employee's option.

       At February 28, 1998, the Company also had outstanding $235,000 of noncurrent convertible notes payable to an employee and directors and $75,000 of noncurrent convertible notes payable to others, bearing annual interest at 10%. Payments of interest only are made in October and April. Principal of $160,000 on these notes is payable on April 30, 2000 and $150,000 on April 30, 2002. These notes may be converted into the Company's common stock for $1.00 per share at the payee's option. At the election of the Company, $160,000 of these notes may be redeemed after April 30, 1997, and $150,000 of these notes after April 30, 1999, at the redemption price of 105% of the principal amount plus accrued and unpaid interest.

       In August 1997, notes payable of $25,000 was converted to 25,000 shares of common stock at a par value of $.10.

       Total interest expense related to convertible notes payable to an employee and directors for 1998 and 1997 approximated $38,400 and $40,900, respectively.

       The Company's debt is scheduled to mature as follows:

                                       Loans from
                                         Related      Convertible
            Fiscal        Bank loans     parties         notes       Total
             1999         $2,874,716     $349,434           -      $3,224,150
             2000                -            -        $ 92,500        95,500
             2001                -            -         160,000       160,000
             2002                -            -             -             -
             2003                -            -         150,000       150,000
                          ----------     --------      --------    ----------
                          $2,874,716     $349,434      $402,500    $3,626,650
                          ==========     ========      ========    ==========

7.   Stock Options and Warrants:

       In March 1993, in connection with entering into consulting arrangements, the Company granted options to purchase shares of the Company's common stock to three members of the Board of Directors. Under the Nonqualified Stock Option Agreements, each option provides the holder the right to purchase 200,000 shares of common stock at an option price of $1.00 per share. The options are exercisable in equal increments after each of the first three years in which these board members serve as consultants to the Company. In August 1996, the Company granted an option to purchase 200,000 shares of common stock at an option price of $1.00 per share to a new Director under provisions consistent with the 1993 Option Agreements. At February 28, 1998, options for 666,000 of these shares are vested and exercisable. The options expire ten years after their grant date.

       In June 1993, the Company granted options to purchase shares of the Company's common stock to a senior member of management. The options provide the right to purchase 60,000 shares of common stock at an option price of $1.00 per share after one year of service, and another 60,000 shares after
two years of service.   At February 28, 1998, options for these 120,000
shares are vested and exercisable. The options expire ten years after their grant date.

       In January 1997, the Board of Directors modified the options which provide the right to purchase 720,000 shares of common stock by reducing the exercise price from $1.00 per share to $0.40 per share. No compensation cost was recognized in the Company's financial statements as the modified exercise price approximated the current market value of the stock as of the remeasurement date. Additional compensation cost in relation to this modification has been included in the 1997 pro forma amounts below.

       In April 1996, in connection with the negotiation of the terms of certain credit accommodations to be extended in favor of the Company, the Company granted warrants to a commercial financial institution which entitles the financial institution to purchase 125,000 shares at the exercise price of the lower of $1.00 or the lowest price granted to any other investor ($0.40 per share as at February 28, 1998). The warrants were immediately vested and exercisable upon grant, and expire ten years after their grant date. Financing costs of $63,500 were recognized in 1997 in relation to this grant.


       Information regarding the Company's outstanding stock options and warrants at February 28, 1998 is presented below:

                                              1998                 1997
                                    -------------------     -----------------
                                               Weighted              Weighted
                                                Average               Average
                                               Exercise              Exercise
                                      Shares     Price       Shares    Price
                                     ---------  -------    ---------  -------
Outstanding at beginning of year     1,045,000    $0.52      720,000    $0.57
Granted                                    -         -       325,000    $0.40
Exercised                                  -         -           -         -
Forfeited                                  -         -           -         -
Expired                                    -         -           -         -
                                     ---------    -----    ---------    -----
Outstanding at end of year           1,045,000    $0.52    1,045,000    $0.57
                                     =========    =====    =========    =====
Options exercisable at year end        911,000               845,000

       The weighted average exercise price in the above table for 1998 and 1997 has been adjusted for modifications of the stock options which occurred in 1997.

       The following table summarizes information about stock options and warrants outstanding at February 28, 1998:

        Options & warrants outstanding         Options & warrants exercisable
--------------------------------------------   ------------------------------
                                    Weighted                     Weighted
Range of                Remaining   Average         Number       Average
Exercise     Number    Contractual  Exercise       Exercisable    Exercise
 Prices    Outstanding    Life       Price                         Price
--------   ----------- -----------  ---------     ------------   ----------
$0.40       520,000      5 years    $0.40          520,000       $0.40
$0.40       200,000      9 years    $0.40           66,000       $0.40
$0.40       125,000      9 years    $0.40          125,000       $0.40
$1.00       200,000      5 years    $1.00          200,000       $1.00
          ---------                                -------
          1,045,000                                911,000
          =========                                =======

       The Company adopted the disclosure provisions of SFAS 123, Accounting for Stock Based Compensation, in 1997 and has applied APB Opinion 25 and related Interpretations in accounting for its nonqualified stock options. Accordingly, no compensation cost has been recognized for its stock options. Had compensation cost for the Company's stock-based compensation been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company's net income and basic earnings per share for the years ended February 28, 1998 and February 28, 1997 would have been reduced to the pro forma amounts indicated below:

7.   Stock Options and Warrants, continued:

                                    February 28, 1998       February 28, 1997
                                   ------------------      ------------------
                                             Earning                 Earnings
                                      Net      per            Net       Per
                                    Income    share         Income     share
                                    --------   -----         --------  ------
    As reported                     $127,763   $0.03         $272,932   $0.07

    Pro forma                       $107,587   $0.03         $220,605   $0.06

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

       The effect on the reported net income and earnings per share amounts in the year ended February 28, 1998, is not considered representative of the effects of the statement on reported net income and earnings per share in future years.

8.   Income Taxes:

       The provision (benefit) for income taxes for the years ended February 28, 1998 and 1997 is comprised of the following:

                                                         1998        1997
       Current:
         Federal                                        $ 38,948    $ 93,025
         State                                            14,878      25,630
                                                        --------    --------
                                                          53,826     118,655
                                                        --------    --------
       Deferred:
         Federal                                          (9,307)     (1,150)
         State                                            (2,566)       (610)
                                                         (11,873)     (1,760)
                                                        --------    --------
            Total provision                             $ 41,953    $116,895
                                                        ========    ========
</TABLE?

8.   Income Taxes, continued:

       The primary components of temporary differences which give rise to deferred tax assets (liabilities) at February 28, 1998 and 1997 are as follows:

                                                         1998       1997
    Current deferrred tax assets (liabilities):
      Reserve - layaway sales receivable                $  5,676   $ 93,025
      Reserve - inventory valuation                       17,048      6,495
      Accrued vacation                                    23,686      4,809
      Financing costs related to warrants                 27,203          -
      Pawn service charges receivable                   (147,877)   (133,294)
      Other                                                8,403       4,431
                                                        --------   ---------
        Net deferred tax liabilty, current              $(65,861)  $(107,645)
                                                        ========   =========

    Noncurrent deferred tax assets (liabilities):
      Depreciation and amortization                     $  6,150   $  11,962
      Deferred financing costs                             4,168      27,496
      Shareholder interest                                59,109      53,691
                                                        --------   ---------
                                                          69,427      93,149
      Valuation alowance                                 (59,109)    (53,691)
                                                        --------   ---------
        Net deferred tax asset, noncurrent              $ 10,318   $  39,458
                                                        ========   =========

       Management has determined that the Company will be able to realize the tax benefit of the net deferred tax asset based on the future reversal of taxable temporary differences, except for shareholder interest.

       The change in valuation allowance for the years ended February 28, 1998 and 1997 was $5,418 and $5,774, respectively.

       The Company's effective tax rate differs from the statutory federal rate of 34% as follows:

                                                         1998        1997
       Tax at statutory federal rate                   $ 56,324     $132,541
       State taxes                                        7,957       15,183
       Permanent differences                             (9,957)     (32,454)
       Other                                            (12,731)       1,625
                                                       --------     --------
                                                       $ 41,953     $116,895

9.   Commitments:

       The Company leases its facilities and automobiles under operating leases with terms expiring in fiscal years 1999 through 2007. The two principal stockholders of the Company are the lessor for one of the facilities. The Company subleases to independent parties a portion of its leased properties under noncancelable subleases. Five of the facilities and one of the subleases have five-year renewal options.

       At February 28, 1998, future minimum payments and sublease income under these lease agreements are as follows:

       Total rent expense and sublease income for the years ended February 28, 1998 and 1997 are summarized

                                                          1998        1997
       Rent expense
         Related party                                  $ 72,000    $ 72,000
         Third parties                                   238,871     210,445
                                                        --------    --------
                                                         310,871     282,445
       Sublease income                                   (88,620)    (87,176)
                                                        --------    --------
           Net rent expense                              222,251     195,269
                                                        ========    ========

10.  Profit Sharing Plan:

       The Company established a Defined Contribution Plan (the Plan) effective for the year ended on February 28, 1997. The Plan is available to all eligible employees, except those employees covered by a collective bargaining agreement who have elected to be excluded from the Plan. Employees are allowed to contribute up to 25% of their compensation to the Plan, not to exceed $10,000. The employer matches 25% of contributions.

       In addition, the Company offers profit sharing incentives to Plan participants. The Plan provides for contributions to be made from the Company's profit, at the discretion of the Board of Directors, not to exceed 15% of total covered compensation. Contribution expense related to the Plan amounted to $50,091 and $68,394 for the years ended February 28, 1998 and 1997, respectively.

11.  Acquitisions:

       During the year ended February 28, 1998, the Company acquired substantially all the assets of a pawnshop for $35,865.

       On May 1, 1996, the Company acquired substantially all the assets of a pawnshop for $625,000, funded through an increase in its primary line of credit. The significant assets acquired include pawn loans receivable, inventory and furniture and fixtures. This acquisition was recorded using the purchase method.

11.  Acquitisions, continued:

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

12.  Fourth Quarter Adjustment:

       During the fourth quarter, the Company recorded an adjustment of approximately $36,000 to reduce its income tax expense for the year in order to apply an effective tax rate of 24.7% instead of the 37.9% used for the nine months ended November 30, 1997. This adjustment is mainly due to the effect of the graduated federal tax rate. Had the Company used a 24.7% effective tax rate throughout the year, its reported net income would have been $79,516 ($0.02 per share), $39,877 ($0.01 per share) and $35,740 ($0.01 per share) instead of $73,299 ($0.02 per share), $31,558 ($0.01 per share) and $23,164 ($0.01 per share) for the first, second and third quarters of the year, respectively.