Form 10QSB
period 1998-05-31
BEST COLLATERAL INC
filed 1998-07-15
CIK 849303

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the three month and quarterly period ended May 31, 1998

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes:        No:  X
                      ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,024,990 shares

Transitional Small Business Disclosure Format (check one):
Yes:     No: X
    ---     ---

                           BEST COLLATERAL, INC.
                               FORM 10-QSB

                                  INDEX

                                                                   Page

Part I.  Financial Information

    Item 1.  Financial Statements

        Balance Sheets as of May 31, 1998
          and February 28, 1998                                       3

        Statements of Operations for the three
          month periods ended May 31, 1998 and 1997                   4

        Statements of Cash Flows for the three month
          periods ended May 31, 1998 and 1997                         5

        Notes to Financial Statements                                 6

    Item 2.  Management's Discussion and Analysis
               or Plan of Operations                                  8

Part II.  Other Information

    Item 1.  Legal Proceedings                                       11

    Item 2.  Changes in Securities                                   11

    Item 3.  Default Upon Senior Securities                          11

    Item 4.  Submission of Matters to a Vote of
               Securities Holders                                    11

    Item 5.  Other Information                                       11

    Item 6.  Exhibits and Reports on Form 8-K                        11

Signature                                                            12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           BEST COLLATERAL, INC.
                              BALANCE SHEETS

                                               5/31/98        2/28/98
                   ASSETS                    (Unaudited)     (Audited)
Current assets:
  Cash                                       $   63,199     $  139,304
  Pawn service charges receivable               337,473        327,185
  Pawn loans receivable                       2,635,937      2,504,608
  Layaway sales receivable, net                 208,204        250,479
  Inventory, net                              1,068,506      1,053,101
  Income taxes receivable                        79,528         74,538
  Prepaid expenses and other                     48,418         39,049
                                             ----------     ----------
    Total current assets                      4,441,265      4,388,264

Property and equipment, net                     639,293        614,510
Deferred tax asset                               10,318         10,318
Other assets                                     11,076         12,528
                                             ----------     ----------
Total assets                                 $5,101,952     $5,025,620
                                             ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans                                 $2,974,000     $2,874,716
  Accounts payable and accrued expenses         211,462        209,465
  Accrued interest                              167,751        167,800
  Loans from stockholders                       339,434        349,434
  Deferred tax liability                         65,861         65,861
                                             ----------     ----------
    Total current liabilities                 3,758,508      3,667,276

Convertible notes payable to employees
  and directors                                 327,500        327,500
Convertible notes payable to others              75,000         75,000
                                             ----------     ----------
Total liabilities                             4,161,008      4,069,776
                                             ----------     ----------
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued                    -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 4,024,990 shares
    issued and outstanding                      402,499        402,499
  Additional paid-in capital                   (235,180)      (235,180)
  Retained earnings                             773,625        788,525
                                             ----------     ----------
Total stockholders' equity                      940,944        955,844
                                             ----------     ----------
Total liabilities & stockholders equity      $5,101,952     $5,025,620
                                             ==========     ==========

                   The accompanying notes are an integral
                     part of these financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            BEST COLLATERAL, INC.
                          STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED MAY 31, 1998 AND 1997

                                               5/31/98        5/31/97
                                             (Unaudited)    (Unaudited)
Revenues:
  Merchandise sales                          $  698,338     $  698,193
  Pawn service charges                          393,584        344,012
  Gold melt (loss) income, net                   (3,598)             -
                                             ----------     ----------
    Total revenues                            1,088,324      1,042,205

Cost of merchandise sales                      (316,912)      (325,616)
                                             ----------     ----------
Revenues net of cost of sales                   771,412        716,589

Selling, general & administrative expenses:
  Store operating expenses                     (477,366)      (396,336)
  Administrative expenses                      (183,265)      (139,979)
                                             ----------     ----------
Operating income                                110,781        180,274

Other income (expense):
  Rental income                                  22,155         22,155
  Interest and financing costs                  (90,894)       (74,896)
  Depreciation and amortization                 (48,672)       (33,850)
  Amortization of excess of fair value
    of net assets acquired over cost                  -         32,194
  Other expenses                                (13,260)       (20,278)
                                             ----------     ----------
(Loss) income before income taxes               (19,890)       105,599

Income tax benefit (provision)                    4,990        (32,300)
                                             ----------     ----------
Net (loss) income                            $  (14,900)     $  73,299
                                             ==========     ==========


Net (loss) income per share of common
  stock basic                                $     0.00     $     0.02
                                             ==========     ==========
Net (loss) income per share of common
  diluted                                    $     0.00     $     0.02
                                             ==========     ==========
Weighted average shares outstanding
  used in basic income per share              4,024,990      3,999,990
                                             ==========     ==========
Weighted average shares outstanding
  used in diluted income per share            4,427,490      4,427,490
                                             ==========     ==========

                 The accompanying notes are an integral
                   part of these financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            BEST COLLATERAL, INC.
                           STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MAY 31, 1998 AND 1997

                                               5/31/98        5/31/97
                                             (Unaudited)    (Unaudited)
Cash flows from operating activities:
  Net (loss) income                          $  (14,900)     $  73,299
  Adjustments to reconcile net (loss) income
  to net cash provided by (used in)operations:
    Depreciation and amortization                48,672         33,850
    Amortization of excess of fair value
      of net assets acquired over cost                -        (32,194)
  Change in assets and liabilities:
    Pawn service charges receivable             (10,288)        (1,414)
    Layaway sales receivable                     42,275        (16,861)
    Income taxes receivable and payable          (4,990)       (84,700)
    Inventory                                   (15,405)        (6,420)
    Prepaid expenses and other                   (9,288)        (2,191)
    Accounts payable and accrued expenses         1,948          1,208
                                             ----------     ----------
      Total adjustments                          52,924       (108,722)
                                             ----------     ----------
Net cash provided by (used in) operating
  activities                                     38,024        (35,423)
                                             ----------     ----------
Cash flows from investing activities:
  Loans made, including loans renewed        (2,240,687)    (1,858,429)
  Loans repaid, including loans renewed       1,886,073      1,647,398
  Loans forfeited and transferred to
    inventory                                   223,285        214,894
  Purchase of property and equipment            (72,084)       (12,919)
                                             ----------     ----------
Net cash used in investing activities          (203,413)        (9,056)
                                             ----------     ----------
Cash flows from financing activities:
  Borrowings under bank line of credit          421,000        160,000
  Repayments of bank line of credit            (321,716)      (212,000)
  Repayment of loan to stockholder              (10,000)             -
                                             ----------     ----------
Net cash provided by (used in) financing
  activities                                     89,284        (52,000)
                                             ----------     ----------
Net decrease in cash                            (76,105)       (96,479)
Cash at beginning of period                     139,304        179,546
                                             ----------     ----------
Cash at end of period                        $   63,199     $   83,067
                                             ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                 $   85,346      $  54,396
                                             ==========     ==========
    Income taxes                             $        -      $ 119,500
                                             ==========     ==========
                   The accompanying notes are an integral
                     part of these financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            BEST COLLATERAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               MAY 31, 1998
                                (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete fiscal year financial statements. In the opinion of management, all normal adjustments, including normal recurring accruals, considered necessary for a fair presentation of the results for such interim periods have been included. The results of operations for the three-month periods ended May 31, 1998 and 1997 may not necessarily be indicative of the operating results for the full year.


NOTE 2:  RECLASSIFICATIONS

Certain items in previously reported financial statements have been reclassified to conform to the presentation used in this Form 10-QSB. There has been no change to previously reported net income or retained earnings.


NOTE 3:  BANK LOAN:

The bank loan contains covenants, including the requirements of a minimum current ratio, a maximum debt to worth ratio and profitable operations each quarter. At May 31, 1998 the Company was out of compliance with the profitability covenant. The Company has requested that the bank waive the violation of the profitability covenant. At May 31, 1998 and 1997 the prime rate was 8.50% and 8.75% per annum, respectively.


NOTE 4:  NET (LOSS) INCOME PER COMMON SHARE

                                               5/31/98        5/31/97
                                             (Unaudited)    (Unaudited)
  Basic:
    Earnings:
      Net (loss) income applicable to basic
        earning per share calculation        $  (14,900)    $   73,299

    Weighted average number of common
      shares outstanding:                     4,024,990      3,999,990

    Net (loss) income per share - basic      $     0.00     $     0.02
                                             ==========     ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            BEST COLLATERAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               MAY 31, 1998
                                (UNAUDITED)


NOTE 4:  NET INCOME PER COMMON SHARE (CONTINUED)

                                               5/31/98        5/31/97
                                             (Unaudited)    (Unaudited)
  Diluted:
    Earnings:
      Net (loss) income applicable to basic
        earning per share calculation        $  (14,900)    $   73,299
      Add:  Interest relating to 10%
              convertible subordinate notes       5,813          5,348
            Interest relating to 8%
              convertible subordinate notes       1,388          1,277
                                             -----------    ----------
      Net (loss) income applicable to
        diluted earnings per share
        calculations                         $   (7,699)    $   79,924
                                             ==========     ==========

    Weighted average number of shares
      outstanding:
        Common shares                         4,024,990      3,999,990
        Additional shares outstanding assuming
          conversion of 10% convertible
          subordinated notes                    310,000        335,000
        Additional shares outstanding assuming
          conversion of 8% convertible
          subordinated notes                     92,500         92,500
                                             -----------    ----------
      Weighted average number of shares
        outstanding, as adjusted              4,427,490      4,427,490
                                             -----------    ----------

    Net (loss) income per share - diluted    $     0.00      $    0.02
                                             ==========     ==========

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS


                            BEST COLLATERAL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


PROSPECTIVE INFORMATION

    None


RESULTS OF OPERATIONS

The following discussion reflects the results of operations during the three month period ended May 31, 1998 ("Fiscal '99 Period") as compared to the results of operations for the three month period ended May 31, 1997 ("Fiscal '98 Period"). The discussion should be read in conjunction with the financial statements and related notes.


SALES

Merchandise sales increased $145 (0.0%) for the Fiscal '99 Period as a result of a $57,380 (-8.2%) decrease in merchandise sales for stores operated in the Fiscal '98 Period ("Comparable Stores") and a $57,525 (8.2%) contribution by stores opened or acquired subsequent to the Fiscal '98 Period ("New Stores").

During the Fiscal '99 Period and Fiscal '98 Period, the Company realized ($3,598) and $0, respectively, in net gold melt (loss) income. Revenue from melting excess precious metal is an aspect of the Company's operations. The amount of income (loss) derived from melting excess precious metal during any period is not indicative of future results.

The stagnation in merchandise sales in the Fiscal '99 Period was due to several factors including a shortage of store personnel caused by a tight labor market, inexperience of new store personnel, store remodeling, and tightening the qualifications for recording layaway sales. The Company hired a regional manager experienced in managing a multi-store environment to oversee and improve its on-going operations and position the Company for future growth. In addition, the Company hired a training manager at the beginning of the second quarter to strengthen store operations and training programs for new and existing store personnel.


GROSS PROFIT

Gross profit from merchandise sales increased $8,849 (2.4%) during the Fiscal '99 Period. Comparable Stores gross profit decreased $26,920 (-7.2%) and New Stores contributed $35,769 (9.4%) during the Fiscal '99 Period. Gross profit as a percentage of merchandise sales increased to 54.7% for the Fiscal '99 Period from 53.4% in the Fiscal '98 Period.

Aggregate inventory turnover decreased to 1.1 for the Fiscal '99 Period from 1.4 in the Fiscal '98 Period.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS


PAWN SERVICE CHARGES

Pawn service charge revenue increased $49,572 (14.4%) during the Fiscal '99 Period. Comparable Stores increased $21,353 (6.2%) and New Stores contributed $28,219 (7.2%) during the Fiscal '99 Period.

Pawn loans outstanding increased $131,329 (5.2%) the during Fiscal '99 Period. Comparable Stores pawn loans outstanding increased by $60,928 (2.5%) and New Stores increased by $70,401 (71.2%) during the Fiscal '99 Period. The average annual yield on pawn loans decreased to 61.9% for the Fiscal '99 Period compared to 63.0% in the Fiscal '98 Period. The average loan amount in the aggregate pawn loan portfolio increased 3.7% during the Fiscal '99 Period.

The decline in the Company's average annual yield is attributable to an increase in its average loan amount to $97 for the Fiscal '99 Period compared to approximately $88 in the Fiscal '98 Period. Under California law, the effective loan yield decreases as the loan amount goes up. As it remains a goal of management to increase the Company's aggregate pawn loans outstanding balance and thus its gross pawn service charges revenue through gathering a greater market share of the larger dollar, higher value pawn loans, the average annual yield decrease was expected. Management's intentions are to continue this practice until pawn service charge revenue increases no longer outweigh the increased investment in higher valued pawn loans.


OPERATING EXPENSES

Store operating expenses as a percent of total revenues (excluding net gold melt (loss) income) were 43.8% during the Fiscal '99 Period compared to 38.1% in the Fiscal '98 Period. Comparable Stores operating expenses increased to 39.3% of total revenue during the Fiscal '99 Period compared to 38.1% in the Fiscal '98 Period. New Stores operating expenses contributed $83,319 (17.4%) and were 97.2% of New Stores revenues during the Fiscal '99 Period.

Corporate administrative expenses as a percent of total revenues (excluding net gold melt (loss) income) increased to 16.8% in the Fiscal '99 Period compared to 13.5% in the Fiscal '98 Period. The administrative expense increase was primarily due to the hiring of a regional manager and a human resource specialist, replacement of the Company's accounting manager with a corporate controller, and the associated placement and transition costs associated with these additions.


LIQUIDITY AND CAPITAL RESOURCES

During the Fiscal '99 Period, the Company utilized cash available at February 28, 1998 and $99,284 in net additional borrowings on its bank line of credit to fund its pawn loan growth and finance capital expenditures of $72,084. This and other changes in the Company's assets and liabilities resulted in a $38,231 net decrease in its working capital.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company remodeled and constructed leasehold improvements on the pawnshop acquired on September 8, 1997 during the Fiscal '99 Period. The remodeling and leasehold improvements included new display fixtures, flooring, lighting, and other interior and exterior improvements. In addition, the Company incurred cost related to computer equipment upgrades as part of a continuing effort to improve store operations. These expenditures were the main contributor to the additions in property and equipment.

For continuing operations, the Company's liquidity is greatly affected by the amount of pawn loans outstanding. As it is a Company strategy to increase its average loan portfolio within each store, the Company will continue to be prudently aggressive in its loan policy and seek out opportunities to make loans on collateral with greater value. The Company plans to manage growth in its inventory levels so that it will not adversely impact the availability of funds for loan growth.

The Company's growth strategy is to expand its operations through the acquisition of existing and establishment of start-up pawnshops. The Company believes that it will finance its next several acquisitions or start-ups through institutional lenders and private individuals. It is expected that any such financing will be entered into on a case by case basis. The Company expects any funding of this nature to be adequate to allow for build out costs and pawn loan growth in the acquired or start-up store. If adequate funding for acquiring or establishing additional pawnshops is not available the Company will have to further consider the effect of any potential expansion on its liquidity.

The Company believes its cash flow from operations and cash available under its line of credit will adequately cover its cash needs for operations during the fiscal 1999 year.

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

                                                Best Collateral, Inc.
                                                ---------------------
                                                    (Registrant)


Date:  7/15/98                                  /s/  Robert E. Verhoeff
                                                -----------------------
                                                Robert E. Verhoeff
                                                Vice President and
                                                Chief Financial Officer