Form 10QSB/A
period 1998-05-31
BEST COLLATERAL INC
filed 1998-07-16
CIK 849303

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-QSB/A

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
  Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operations:
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


NOTE 3:  BANK LOAN:

The bank loan contains covenants, including the requirements of a minimum current ratio, a maximum debt to worth ratio and profitable operations each quarter. At May 31, 1998 the Company was out of compliance with the profitability covenant. The Company received a waiver for the violation of the profitability covenant. At May 31, 1998 and 1997 the prime rate was 8.50% and 8.75% per annum, respectively.


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