Form 10QSB
period 1998-08-31
BEST COLLATERAL INC
filed 1998-10-15
CIK 849303

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                              FORM 10-QSB

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the three and six month periods ended August 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The issuer had 4,024,990 common shares outstanding as of 8/31/98.

Transitional Small Business Disclosure Format (check one):
Yes:     No: X
    ---     ---

                          BEST COLLATERAL, INC.
                              FORM 10-QSB

                                 INDEX

                                                                   Page

Part I.  Financial Information

    Item 1.  Financial Statements

        Balance Sheets as of August 31, 1998
          and February 28, 1998 . . . . . . . . . . . . . . . . . . . 3

        Statements of Operations for the three and six
          month periods ended August 31, 1998 and 1997  . . . . . . . 4

        Statements of Cash Flows for the three and six month
          periods ended August 31, 1998 and 1997  . . . . . . . . . . 5

        Notes to Financial Statements                                 6

    Item 2.  Management's Discussion and Analysis
               or Plan of Operation   . . . . . . . . . . . . . . . . 9

Part II.  Other Information

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . 16

    Item 2.  Changes in Securities and use of proceeds . . . . . . . 16

    Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . 16

    Item 4.  Submission of Matters to a Vote of
               Security Holders  . . . . . . . . . . . . . . . . . . 16

    Item 5.  Other Information . . . . . . . . . . . . . . . . . . . 16

    Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . 16

Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           BEST COLLATERAL, INC.
                              BALANCE SHEETS

                                               8/31/98        2/28/98
                   ASSETS                    (Unaudited)     (Audited)
Current assets:
  Cash                                       $   62,611     $  139,304
  Pawn service charges receivable               373,534        327,185
  Pawn loans receivable                       2,871,267      2,504,608
  Layaway sales receivable, net                 282,080        250,479
  Inventory, net                              1,064,370      1,053,101
  Income taxes receivable                        74,538         74,538
  Prepaid expenses and other                     40,697         39,049
                                             ----------     ----------
    Total current assets                      4,769,097      4,388,264

Property and equipment, net                     662,239        614,510
Deferred tax asset                               10,318         10,318
Other assets                                      9,900         12,528
                                             ----------     ----------
Total assets                                 $5,451,554     $5,025,620
                                             ==========     ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans                                 $3,244,000     $2,874,716
  Accounts payable and accrued expenses         273,368        209,465
  Accrued interest                              182,572        167,800
  Accrued income tax                              2,490              0
  Loans from stockholders                       319,434        349,434
  Convertible notes payable to employees         92,500              0
  Deferred tax liability                         65,861         65,861
                                             ----------     ----------
    Total current liabilities                 4,180,225      3,667,276

Convertible notes payable to employees
  and directors                                 235,000        327,500
Convertible notes payable to others              75,000         75,000
                                             ----------     ----------
Total liabilities                             4,490,225      4,069,776
                                             ----------     ----------
Stockholders' equity:
  Preferred stock, no par value, 1,000,000
    shares authorized; none issued                    -              -
  Common stock, $.10 par value, 50,000,000
    shares authorized; 4,024,990 shares
    issued and outstanding                      402,499        402,499
  Additional paid-in capital                   (235,180)      (235,180)
  Retained earnings                             794,010        788,525
                                             ----------     ----------
Total stockholders' equity                      961,329        955,844
                                             ----------     ----------
Total liabilities & stockholders' equity     $5,451,554     $5,025,620
                                             ==========     ==========

 Accompanying notes are an integral part of these financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                            BEST COLLATERAL, INC.
                          STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997
                                Unaudited
                              Three Months           Six Months

                           8/31/98    8/31/97    8/31/98      8/31/97
Revenues:
  Merchandise sales     $  806,140  $  699,460  $1,504,478  $1,397,653
  Pawn service charges     423,515     339,907     817,099     683,919
  Gold melt income
    (loss), net                382           -      (3,216)          -
                        ----------  ----------  ----------  ----------
    Total revenues       1,230,037   1,039,367   2,318,361   2,081,572
Cost of merchandise
  sales                   (365,428)   (327,143)   (682,340)   (652,759)
                        ----------  ----------  ----------  ----------
Revenues net of cost
  of sales                 864,609     712,224   1,636,021   1,428,813
Selling, general &
  administrative expenses:
    Store operating       (483,611)   (426,607)   (961,830)   (822,943)
    Administrative        (207,700)   (125,254)   (390,965)   (265,233)
                        ----------  ----------  ----------  ----------
Operating income           173,298     160,363     283,226     340,637
Other income (expense):
  Rental income             22,155      22,155      44,310      44,310
  Interest and financing  (103,320)    (78,967)   (194,214)   (153,863)
  Depreciation and
    amortization           (51,008)    (33,650)    (98,827)    (67,500)
  Amortization of excess
    of fair value of net
    assets acquired over
    cost                         -           -           -      32,194
  Other expenses           (13,260)    (16,943)    (26,520)    (37,221)
                        ----------  ----------  ----------  ----------
Income (Loss) before
  income taxes              27,865      52,958       7,975     158,557
Income tax benefit
  (provision)               (7,480)    (21,400)     (2,490)    (53,700)
                        ----------  ----------  ----------  ----------
Net income (loss)       $   20,385  $   31,558  $    5,485  $  104,857
                        ==========  ==========  ==========  ==========

Net income (loss) per
  share of common
  stock basic           $     0.01  $     0.01  $     0.00  $     0.03
                        ==========  ==========  ==========  ==========
Net income (loss) per share
  of common diluted     $     0.01  $     0.01  $     0.00  $     0.03
                        ==========  ==========  ==========  ==========
Weighted average shares outstanding
  used in basic income
  per share              4,024,990   3,999,990   4,024,990   3,999,990
                        ==========  ==========  ==========  ==========
Weighted average shares outstanding
  used in diluted income
  per share              4,427,490   4,427,490   4,427,490   4,427,490
                        ==========  ==========  ==========  ==========

  Accompanying notes are an integral part of these financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            BEST COLLATERAL, INC.
                           STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997
                                (Unaudited)

                                                  8/31/98      8/31/97
Cash flows from operating activities:
  Net income (loss)                             $    5,485   $ 104,857
  Adjustments to reconcile net income (loss)
  to net cash provided by (used in)operations:
    Depreciation and amortization                  101,455      69,203
    Amortization of excess of fair value
      of net assets acquired over cost                   -     (32,194)
  Change in assets and liabilities:
    Pawn service charges receivable                (46,349)     (6,761)
    Layaway sales receivable                       (31,601)    (10,476)
    Income taxes receivable and payable              2,490     (63,300)
    Inventory                                      (11,269)    (27,230)
    Prepaid expenses and other                      (1,648)     (9,744)
    Accounts payable and accrued expenses           78,675        (559)
                                                ----------   ---------
      Total adjustments                             91,753     (81,061)
                                                ----------  ----------
Net cash provided by (used in) operating
  activities                                        97,238      23,796
                                                ----------  ----------
Cash flows from investing activities:
  Loans made, including loans renewed           (4,611,717) (3,770,018)
  Loans repaid, including loans renewed          3,784,803   3,224,312
  Loans forfeited and transferred to
    inventory                                      460,255     438,489
  Purchase of property and equipment              (146,556)    (92,644)
                                                ----------  ----------
Net cash used in investing activities             (513,215)   (199,501)
                                                ----------  ----------
Cash flows from financing activities:
  Borrowings under bank line of credit             920,000     390,000
  Repayments of bank line of credit               (550,716)   (322,000)
  Repayment of loan to stockholder                 (30,000)          -
                                                ----------  ----------
Net cash provided by (used in) financing
  activities                                       339,284     (68,000)
                                                ----------  ----------
Net decrease in cash                               (76,693)   (107,705)
Cash at beginning of period                        139,304     179,546
                                                ----------  ----------
Cash at end of period                           $   62,611  $   71,841
                                                ==========  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                    $  136,351  $  149,562
                                                ==========  ==========
    Income taxes                                $        -  $  119,500
                                                ==========  ==========

 Accompanying notes are an integral part of these financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            BEST COLLATERAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 1998
                                (UNAUDITED)


NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete fiscal year financial statements. In the opinion of management, all normal adjustments, including normal recurring accruals, considered necessary for a fair presentation of the results for such interim periods have been included. The results of operations for the three and six month periods ended August 31, 1998 and 1997 may not necessarily be indicative of the operating results for the full year.


NOTE 2:  RECLASSIFICATIONS

Certain items in previously reported financial statements have been reclassified to conform to the presentation used in this Form 10-QSB. There has been no change to previously reported net income or retained earnings.


NOTE 3:  BANK LOAN:

The bank loan contains covenants, including the requirements of a minimum current ratio, a maximum debt to worth ratio and profitable operations each quarter. At August 31, 1998 the Company was in compliance with all covenants. At August 31, 1998 and 1997 the prime rate was 8.50% per annum.


NOTE 4:  NET INCOME (LOSS) PER COMMON SHARE

                              Three Months           Six Months

                           8/31/98    8/31/97    8/31/98      8/31/97
  Basic:
    Earnings:
      Net income (loss)
      applicable to basic
      earning per share
      calculation      $   20,385  $   31,558  $   5,485   $  104,857

    Weighted average number
    of common shares
    outstanding:        4,024,990   3,999,990   4,024,990   3,999,990

    Net income (loss)
    per share - basic  $     0.01  $     0.01  $     0.00  $     0.03
                       ==========  ==========  ==========  ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            BEST COLLATERAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 1998
                                (UNAUDITED)


NOTE 4:  NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

                              Three Months           Six Months

                           8/31/98    8/31/97    8/31/98      8/31/97
  Diluted:
    Earnings:
      Net income (loss)
      applicable to basic
      earning per share
      calculation        $  20,385  $   31,558  $    5,485  $  104,857

      Add:  Interest
            Relating to 10%
            convertible
            subordinate
            notes       $    5,658  $    5,025  $   10,695  $   11,055

            Interest
            relating to 8%
            convertible
            subordinate
            notes       $    1,351  $    1,110  $    2,553  $    2,442
                        ----------  ----------  ----------  ----------
      Net income (loss)
      applicable to
      diluted earnings
      per share
      calculations      $   27,394  $   37,693  $   18,733  $  118,354
                        ==========  ==========  ==========  ==========

    Weighted average
    number of shares
    outstanding:
      Common shares      4,024,990   3,999,990   4,024,990   3,999,990

        Additional shares
        outstanding
        assuming
        conversion of
        10% convertible
        subordinated
        notes              310,000     335,000     310,000     335,000

        Additional shares
        Outstanding
        assuming
        conversion of
        8% convertible
        subordinated
        notes               92,500      92,500      92,500      92,500
                        ----------  ----------  ----------  ----------

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            BEST COLLATERAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                               AUGUST 31, 1998
                                (UNAUDITED)


NOTE 4:  NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

      Weighted average
      number of shares
      outstanding,
      as adjusted        4,427,490   4,427,490   4,427,490   4,427,490
                        ----------  ----------  ----------  ----------

    Net income (loss)
    per share - diluted $     0.01  $    0.01   $     0.00  $     0.03
                        ==========  ==========  ==========  ==========

NOTE 5:  SUBSEQUENT EVENTS

On October 11, 1998, the Company acquired all of the assets of a pawnshop located in Northern California. The assets acquired included outstanding pawn loans, receivables, inventory, equipment, fixtures, leasehold improvements, customer list, contract rights, transferable licenses, trade name and supplies. The purchase price of $700,000 was financed through a $425,000 increase in the Company's primary bank line of credit and a $275,000 promissory note to the sellers. The effect on the Company's balance sheet was the addition of assets comprised of pawn loans receivable of $303,308, pawn service charges receivable of $90,992, inventory of $170,000, layaway receivables of $15,000 and fixed assets of 120,700.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION


                            BEST COLLATERAL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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


PROSPECTIVE INFORMATION

On October 12, 1998, the Company acquired all of the assets of a pawnshop located in Northern California. The assets acquired included outstanding pawn loans, receivables, inventory, equipment, fixtures, leasehold improvements, customer list, contract rights, transferable licenses, trade name and supplies. The purchase price of $700,000 was financed through a $425,000 increase in the Company's primary bank line of credit and a $275,000 promissory note to the sellers. The effect on the Company's balance sheet was the addition of assets comprised of pawn loans receivable of $303,308, pawn service charges receivable of $90,992, inventory of $170,000, layaway receivables of $15,000 and fixed assets of 120,700. Acquired inventory in excess of inventory required for the new store, not immediately liquidated through wholesale or melting of precious metals, will be allocated to Company stores based on inventory requirements and historical sales experience.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION


GENERAL

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures. The Company is also assessing the potential overall impact of the impending century change on its business, results of operation and financial position.

The Company has reviewed its information and operational systems in order to identify those products, services or systems that are not Year 2000 compliant. As a result of this review, the Company has determined that it will be required to modify or replace certain information and operational systems so they will be Year 2000 compliant. These modifications and replacements are being, and will continue to be, made in conjunction with the Company's overall systems initiatives. The Company expects to complete its Year 2000 project during the fiscal 1999 year. The Company anticipates that the total cost of Year 2000 compliance activities will not be material to the Company's financial position or its results of operations.

The Company also faces risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business do not comply with Year 2000 requirements. In the event any such third parties cannot provide the Company with products, services or systems that meet the Year 2000 requirements on a timely basis, or in the event Year 2000 issues prevent such third parties from timely delivery of products or services required by the Company, the Company's results of operations could be materially adversely affected.


RESULTS OF OPERATIONS

SIX MONTH PERIODS ENDED AUGUST 31, 1998 VS. 1997

The following is a discussion of the Company's financial condition, changes in its financial condition, and its results of operations for the six month periods ended August 31, 1998 and 1997 (designated as "Fiscal '99 Period" and "Fiscal '98 Period"). The discussion should be read in conjunction with the financial statements, related notes and other information included elsewhere in this report.


SALES

Merchandise sales increased $106,825 (7.6%) during the Fiscal '99 Period. Merchandise sales from stores operated in the Fiscal '98 Period ("Comparable Stores") decreased $-39,275 (-2.8%) during the Fiscal '99 Period. Stores opened or acquired subsequent to the Fiscal '98 Period ("New Stores") contributed merchandise sales of $146,100 (9.7%) during the Fiscal '99 period.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION


SALES (CONTINUED)

At the end of February 1998 the Company hired a regional manager experienced in managing a multi-store environment to oversee and improve its on-going operations and position the Company for future growth. In addition, the Company hired a training manager at the beginning of the second quarter to strengthen store operations and training programs for new and existing store personnel.

During the Fiscal '99 Period the Company realized $-3,216 in net gold melt loss. During the Fiscal '98 Period the Company did not melt any excess precious metal. Revenue from melting excess precious metal is an aspect of the Company's operations. The amount of income (loss) derived from melting excess precious metal during any period is not indicative of future results.


GROSS PROFIT

Gross profit from merchandise sales increased $77,244 (10.4%) during the Fiscal '99 Period. Comparable Stores gross profit decreased $10,200 (1.4%) during the Fiscal '99 Period. New Stores contributed $87,443 (10.6%) of gross profit during the Fiscal '99 Period. Gross profit as a percentage of merchandise sales increased to 54.6% for the Fiscal '99 Period from 53.3% in the Fiscal '98 Period.

Aggregate inventory turnover was 1.2 during the Fiscal '99 Period compared to 1.3 in the Fiscal '98 Period.


PAWN SERVICE CHARGES

Pawn service charge revenue increased $133,180 (19.5%) during the Fiscal '99 Period. Comparable Stores pawn service charge revenue increased $71,484 (10.5%) during the Fiscal '99 Period. New Stores contributed $61,695 (7.6%) of pawn service charge revenue during the Fiscal '99 Period.

Pawn loans outstanding increased $366,659 (14.6%) during the Fiscal '99 Period. Comparable Stores pawn loans outstanding increased by $254,893 (10.6%) during the Fiscal '99 Period. New Stores pawn loans outstanding increased by $111,767 (113.1%) during the Fiscal '99
Period.

The average annual yield on pawn loans increased to 61.8% for the Fiscal '99 Period compared to 61.7% in the Fiscal '98 Period. The average loan amount outstanding in the aggregate pawn loan portfolio increased 12.6% to $100.51 at the end of the Fiscal '99 Period.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION


PAWN SERVICE CHARGES (CONTINUED)

Under California law, the effective loan yield decreases as the loan amount goes up to a loan principle amount of $2,500. It remains a goal of management to increase the Company's aggregate pawn loans outstanding and thus its gross pawn service charges revenue through gathering a greater market share of the larger dollar, higher value pawn loans. Management's intentions are to continue this practice until pawn service charge revenue increases no longer outweigh the increased investment in higher valued pawn loans.


OPERATING EXPENSES

Store operating expenses as a percent of total revenues (excluding net gold melt (loss) income) were 41.4% during the Fiscal '99 Period compared to 39.5% in the Fiscal '98 Period. Comparable Stores operating expenses decreased to 37.1% of Comparable Stores revenue during the Fiscal '99 Period compared to 39.5% in the Fiscal '98 Period. New Stores operating expenses contributed $177,183 (18.4%) during the Fiscal '99 Period. New Store operating expenses were 85.3% of New Stores revenues during the Fiscal '99 Period.

Corporate administrative expenses as a percent of total revenues (excluding net gold melt (loss) income) increased to 16.8% in the Fiscal '99 Period compared to 12.7% in the Fiscal '98 Period. The administrative expense increase was primarily due to the hiring of a regional manager, training manager and a human resource specialist, replacement of the Company's accounting manager with a corporate controller, and the associated placement and transition costs associated with these additions.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION


RESULTS OF OPERATION

THREE MONTH PERIODS ENDED AUGUST 31, 1998 VS. 1997

The following is a discussion of the Company's financial condition, changes in its financial condition, and its results of operations for the three month periods ended August 31, 1998 and 1997 (designated as "Fiscal '99 Period" and "Fiscal '98 Period"). The discussion should be read in conjunction with the financial statements, related notes and other information included elsewhere in this report.


SALES

Merchandise sales increased $106,680 (15.3%) during the Fiscal '99 Period. Merchandise sales from stores operated in the Fiscal '98 Period ("Comparable Stores") increased $18,105 (2.6%) during the Fiscal '99 Period. Stores opened or acquired subsequent to the Fiscal '98 Period ("New Stores") contributed merchandise sales of $88,575 (11.0%) during the Fiscal '99 period.

Merchandise sales for the second quarter of fiscal '99 increased 15.4% over merchandise sales for the first quarter of fiscal '99. Comparable Stores merchandise sales for the second quarter of fiscal '99 increased 12.0% over Comparable Stores merchandise sales for the first quarter of fiscal '99. New Stores merchandise sales for the second quarter of fiscal '99 increased 54.0% over New Stores merchandise sales for the first quarter of fiscal '99.

The increase in second quarter of fiscal '99 merchandise sales over first quarter of fiscal '99 was due to the hiring and training of store personnel to fill staffing shortages. The Company hired a training manager at the beginning of the second quarter to strengthen store operations and training programs for new and existing store personnel.

Management believes that on-going operations for fiscal 1999 will provide merchandise sales consistent with the results for the three months ended August 31, 1998.

During the Fiscal '99 Period the Company realized $382 in net gold melt income. During the Fiscal '98 Period the Company did not melt any excess precious metal. Revenue from melting excess precious metal is an aspect of the Company's operations. The amount of income (loss) derived from melting excess precious metal during any period is not indicative of future results.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION


GROSS PROFIT

Gross profit from merchandise sales increased $68,395 (18.4%) during the Fiscal '99 Period. Comparable Stores gross profit increased $16,721 (4.5%) during the Fiscal '99 Period. New Stores contributed $51,675 (11.7%) of gross profit during the Fiscal '99 Period. Gross profit as a percentage of merchandise sales increased to 54.7% for the Fiscal '99 Period from 53.2% in the Fiscal '98 Period.

Aggregate inventory turnover was 1.3 for the Fiscal '99 Period compared to 1.3 in the Fiscal '98 Period.


PAWN SERVICE CHARGES

Pawn service charge revenue increased $83,607 (24.6%) during the Fiscal '99 Period. Comparable Stores pawn service charge revenue increased $50,130 (14.8%) during the Fiscal '99 Period. New Stores contributed $33,476 (7.9%) of pawn service charge revenue during the Fiscal '99 Period.

Pawn loans outstanding increased $235,330 (8.9%) during the Fiscal '99 Period. Comparable Stores pawn loans outstanding increased by $193,964 (7.9%) during the Fiscal '99 Period. New Stores pawn loans outstanding increased by $41,366 (24.4%) during the Fiscal '99 Period.

The average annual yield on pawn loans increased to 61.8% for the Fiscal '99 Period compared to 60.6% in the Fiscal '98 Period. The average loan amount outstanding in the aggregate pawn loan portfolio increased 12.6% to $100.51 at the end of the Fiscal '99 Period.

Under California law, the effective loan yield decreases as the loan amount goes up to a loan principle amount of $2,500. It remains a goal of management to increase the Company's aggregate pawn loans outstanding and thus its gross pawn service charges revenue through gathering a greater market share of the larger dollar, higher value pawn loans. Management's intentions are to continue this practice until pawn service charge revenue increases no longer outweigh the increased investment in higher valued pawn loans.


OPERATING EXPENSES

Store operating expenses as a percent of total revenues (excluding net gold melt (loss) income) were 39.3% during the Fiscal '99 Period compared to 41.0% in the Fiscal '98 Period. Comparable Stores operating expenses decreased to 35.2% of Comparable Stores revenue during the Fiscal '99 Period compared to 41.0% in the Fiscal '98 Period. New Stores operating expenses contributed $93,864 (19.4%) during the Fiscal '99 Period. New Store operating expenses were 76.9% of New Stores revenues during the Fiscal '99 Period.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
           PLAN OF OPERATION


OPERATING EXPENSES (CONTINUED)

Corporate administrative expenses as a percent of total revenues (excluding net gold melt (loss) income) increased to 16.9% in the Fiscal '99 Period compared to 12.1% in the Fiscal '98 Period. The administrative expense increase was primarily due to the hiring of a regional manager, training manager and a human resource specialist, and the associated placement and transition costs associated with these additions.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended August 31, 1998, the Company utilized cash available at February 28, 1998 and $369,284 in net additional borrowings on its bank line of credit to fund its pawn loan growth of $366,659 and finance capital expenditures of $146,556. This and other changes in the Company's assets and liabilities resulted in a $132,116 net decrease in its working capital.

During the six months ended August 31, 1998, the Company remodeled and constructed leasehold improvements on the pawnshop acquired on September 8, 1997. The remodeling and leasehold improvements included new display fixtures, flooring, lighting, and other interior and exterior improvements. In addition, the Company incurred expenditures related to computer equipment upgrades as part of a continuing effort to improve store operations. These expenditures were the main contributor to the additions in property and equipment.

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

The Company's growth strategy is to expand its operations through the acquisition of existing pawnshops and the establishment of start-up pawnshops. The Company believes that it will finance its next several acquisitions or start-ups through institutional lenders and private individuals. It is expected that any such financing will be entered into on a case by case basis. The Company expects any funding of this nature to be adequate to allow for build-out costs and pawn loan growth in the acquired or start-up stores. If adequate funding for acquiring or establishing additional pawnshops is not available the Company will have to further consider the effect of any potential expansion on its liquidity.

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


ITEM 2.  CHANGES IN SECURITIES

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     NONE

(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Best Collateral, Inc.
                                                ---------------------
                                                Registrant


    Date:  10/15/1998                           /s/  Robert E. Verhoeff
                                                -----------------------
                                                Robert E. Verhoeff
                                                Vice President and
                                                Chief Financial Officer


    Date:  10/15/1998                           /s/  Michael K. White
                                                -----------------------
                                                Michael K. White
                                                Controller